Form 10-K
period 1994-01-29
FEDERATED DEPARTMENT STORES INC
filed 1994-04-19
CIK 34945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER
          JANUARY 29, 1994                               1-10951

                       FEDERATED DEPARTMENT STORES, INC.
                             7 WEST SEVENTH STREET
                             CINCINNATI, OHIO 45202
                           TELEPHONE:  (513) 579-7000

INCORPORATED IN DELAWARE                                   I.R.S. NO. 31-0513863

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                           ON WHICH REGISTERED
                     -------------------                          ---------------------
Common Stock, par value $.01 per share                          New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred
  Stock                                                         New York Stock Exchange
Senior Convertible Discount Notes Due February 15, 2004         New York Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act, including subsequent to the distribution of securities under its plan of reorganization, during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     There were 126,527,235 shares of the Company's Common Stock outstanding as of April 1, 1994. The aggregate market value of the shares of such Common Stock held by nonaffiliates of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on March 31, 1994, was approximately $2,778,700,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be held on May 20, 1994 (the "Proxy Statement"), are incorporated by reference in Part III hereof.

     UNLESS THE CONTEXT OTHERWISE REQUIRES, (I) REFERENCES HEREIN TO THE "COMPANY" INCLUDE FEDERATED DEPARTMENT STORES, INC. AND ITS SUBSIDIARIES AND
(II) REFERENCES TO "1993," "1992" AND "1991" ARE REFERENCES TO THE COMPANY'S FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992, RESPECTIVELY.

ITEM 1.  BUSINESS

     GENERAL. The Company is one of the leading operators of full-line department stores in the United States, with 219 stores in 26 states as of January 29, 1994. The Company's stores sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character, and character of community served. The stores are located at urban or suburban sites, principally in densely populated areas in the eastern, midwestern, northeastern, northwestern and southeastern regions of the United States.

     The Company conducts its business through the following seven retail operating divisions: Abraham & Straus/Jordan Marsh, Bloomingdale's, The Bon Marche, Burdines, Lazarus, Rich's/Goldsmith's and Stern's. The following table sets forth certain information with respect to the Company's retail operating divisions:

                                                   PRINCIPAL                                        GROSS
                                    YEAR           GEOGRAPHIC       NUMBER OF         1993          SQUARE
                                   FOUNDED           REGION           STORES         SALES          FEET(A)
                                 -----------    ----------------    ----------     ---------      -----------
                                                                                   (MILLIONS)     (THOUSANDS)

Abraham & Straus/Jordan Marsh....    1851       Northeast                35         $1,395.3         9,327
Bloomingdale's...................    1872       East                     16          1,216.0(b)      4,372
The Bon Marche...................    1890       Northwest                39            826.9         4,697
Burdines.........................    1898       Florida                  43          1,222.7         7,321
Lazarus..........................    1830       Midwest                  40            964.9         7,807
Rich's/Goldsmith's...............    1867       Southeast                25            928.6         4,925
Stern's..........................    1867       Northeast                21            675.0         3,879
                                                                        ---         --------      --------
                                                                        219         $7,229.4        42,328
                                                                        ===         ========       =======

- ---------------

(a) Includes total square footage of store locations, including office, storage, service and other support space that is not dedicated to direct merchandise sales, but excludes warehouses and distribution terminals not located at store sites.

(b) Includes $98.9 million of sales of the Company's Bloomingdale's By Mail subsidiary.


Each of the Company's retail operating divisions is a separate subsidiary of the Company, except that the Abraham & Straus/Jordan Marsh division comprises two separate subsidiaries of the Company.

     The Company provides credit, electronic data processing and other support functions to its retail operating divisions on an integrated, Company-wide basis. The Company's financial and credit services subsidiary (FACS Group, Inc. ("FACS")), which is based near Cincinnati, Ohio, establishes and monitors credit policies on a Company-wide basis, and provides proprietary credit services (including statement processing and mailing, credit authorizations, new account development and processing, customer service and collections) to each of the Company's retail operating divisions. The Company's data processing division (Federated Systems Group ("FSG")), which is based near Atlanta, Georgia, provides operational electronic data processing and management information services to each of the Company's retail operating divisions. In addition, a specialized staff maintained in the Company's corporate offices in Cincinnati, provides services for all divisions in such areas as store design and construction, real estate, insurance, supply purchasing and transportation, as well as various other corporate office functions. FACS, FSG, a specialized service subsidiary and certain departments in the Company's corporate offices offer their services to unrelated third parties as well. In the second quarter of 1993, the Company centralized in Cincinnati all accounting and merchandise accounts payable functions for its retail operating divisions, and restructured the management organization of its distribution functions in the Northeast. Federated Merchandising, a division of the Company based in New York City, coordinates the team buying process which enables the Company to centrally develop and execute consistent Company-wide merchandise strategies while retaining the ability to tailor merchandise assortments and merchandising strategies to the particular character and customer base of the Company's various department store franchises. In addition, Federated Merchandising is responsible for private label development for all of the Company's retail operating divisions other than Bloomingdale's (which has its own private label program).

     The Company and its predecessors have been operating department stores since 1830. The Company was organized as a Delaware corporation in 1929. On February 4, 1992, Allied Stores Corporation ("Allied") was merged into the Company. Both Allied and the Company were among the leading independent retailers in the United States prior to being acquired by Campeau Corporation ("Campeau") in 1986 and 1988, respectively, in highly leveraged transactions. During the course of 1989, it became apparent that the indebtedness of Allied and the Company could not be supported by operations and, on January 15, 1990, the Company, Allied, and substantially all of their respective subsidiaries (collectively, the "Federated/Allied Companies") commenced proceedings under chapter 11 of the United States Bankruptcy Code (the "Reorganization Proceedings") to reorganize and restructure their acquisition debt and other liabilities.

     The Federated/Allied Companies emerged from bankruptcy pursuant to a plan of reorganization (the "POR") on February 4, 1992 (the "POR Effective Date"). Pursuant to the POR, among other transactions, (i) the liabilities of the Federated/Allied Companies were reduced by a net amount of approximately $5,000.0 million; (ii) the Company distributed to prepetition creditors or reinstated approximately $3,900.0 million aggregate principal amount of debt securities and other debt, approximately $398.8 million in cash and approximately 79.2 million shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company; (iii) Allied was merged into the Company; and
(iv) a new Board of Directors of the Company was elected. As a result of the POR, Campeau (now known as Camdev Corporation) no longer has any direct or indirect equity interest in the Company. For additional information regarding the Reorganization Proceedings, see Item 3 "Legal Proceedings."

     The Company's executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, and its telephone number is (513) 579-7000.

     EMPLOYEES. As of January 29, 1994, the Company had approximately 67,300 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees rises to a peak in the Christmas season. Approximately 11% of the Company's employees as of January 29, 1994 were represented by unions. Management considers its relations with employees to be satisfactory.

     SEASONALITY. The department store business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-Summer in anticipation of the Fall merchandising season and increasing substantially prior to the Christmas season when the Company must carry significantly higher inventory levels.

     PURCHASING. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company's net purchases during 1993. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

     COMPETITION. The retailing industry, in general, and the department store business, in particular, are intensely competitive. Generally, the Company's stores are in competition not only with other department stores in the geographic areas in which they operate but also with numerous other types of retail outlets, including specialty stores, general merchandise stores and off-price and discount stores.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

               NAME              AGE                    POSITION WITH THE COMPANY
               ----              ---                    -------------------------
     Allen I. Questrom           54       Chairman of the Board and Chief Executive Officer;
                                            Director
     James M. Zimmerman          50       President and Chief Operating Officer; Director
     Ronald W. Tysoe             41       Vice Chairman of the Board and Chief Financial
                                            Officer; Director
     Thomas G. Cody              52       Executive Vice President - Legal and Human Resources
     Dennis J. Broderick         45       Senior Vice President, General Counsel and Secretary
     John E. Brown               54       Senior Vice President and Controller
     Karen M. Hoguet             37       Senior Vice President - Planning and Treasurer

     Allen I. Questrom has been Chairman of the Board and Chief Executive Officer of the Company since February 1990; prior thereto, he was President and Chief Executive Officer of the Neiman-Marcus division of the Neiman-Marcus Group, Inc. from September 1988 to February 1990.

     James M. Zimmerman has been President and Chief Operating Officer of the Company since May 1988.

     Ronald W. Tysoe has been Vice Chairman and Chief Financial Officer of the Company since April 1990; prior thereto, he was President and Treasurer of Federated Stores, Inc. ("FSI"), formerly Campeau's United States holding company for the Company and Allied, from 1987 to 1992, Chief Financial Officer of FSI from April 1990 to February 1992, and President of Campeau from April 1989 to January 1990.

     Thomas G. Cody has been Executive Vice President - Legal and Human Resources of the Company since May 1988.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990; prior thereto, he served as Vice President and General Counsel of Allied and General Counsel of the Company since May 1988 and Vice President of the Company since February 1988.

     John E. Brown has been Senior Vice President of the Company since September 1988 and Controller of the Company since January 1992.

     Karen M. Hoguet has been Senior Vice President - Planning of the Company since April 1991 and Treasurer of the Company since January 1992; prior thereto, she served as Vice President of the Company and Allied since December 1988.

ITEM 2. PROPERTIES.

     The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including its corporate headquarters and other facilities at which centralized operational support functions are conducted. As of January 29, 1994, the Company operated 219 stores, of which 102 stores were entirely or mostly owned and 117 stores were entirely or mostly leased. See Item 1 "Business--General." In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. See Note 8 to the Consolidated Financial Statements. Substantially all of the Company's owned and leased real estate is subject to security interests in favor of certain creditors of the Company. See Note 11 to the Consolidated Financial Statements.

     The number of stores, and total gross square feet (in thousands) of store space, operated by the Company as of the end of each of the Company's last two fiscal years were as follows:

                                                   JANUARY 29, 1994              JANUARY 30, 1993
                                               -------------------------     -------------------------
                                               NUMBER OF        GROSS        NUMBER OF        GROSS
             OPERATING DIVISION                 STORES       SQUARE FEET      STORES       SQUARE FEET
             ------------------                ---------     -----------     ---------     -----------
Abraham & Straus/Jordan Marsh................      35            9,327           35            9,395
Bloomingdale's...............................      16            4,372           15            4,145
The Bon Marche...............................      39            4,697           39            4,656
Burdines.....................................      43            7,321           43            7,053
Lazarus......................................      40            7,807           39            7,504
Rich's/Goldsmith's...........................      25            4,925           24            4,679
Stern's......................................      21            3,879           22            3,887
                                                  ---           ------          ---           ------
                                                  219           42,328          217           41,319
                                                  ===           ======          ===           ======

ITEM 3. LEGAL PROCEEDINGS.

     The POR was confirmed by the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court"), in Consolidated Case No. 1-90-00130 on January 10, 1992 and became effective on the POR Effective Date. Notwithstanding the confirmation and effectiveness of the POR, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Federated/Allied Companies; resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the POR; and to resolve other matters that may arise in connection with or relate to the POR. Except as described below, provision was made under the POR in respect of all prepetition liabilities of the Federated/Allied Companies.

     Pursuant to the POR, and based on the Company's estimate as of the POR Effective Date of the amount of such claims that ultimately will be allowed by the Bankruptcy Court, the Company provided for the payment of all remaining bankruptcy claims. During 1993, the Company reduced accrued liabilities and selling, general and administrative expenses by $24.0 million to reflect the favorable settlement of disputed bankruptcy claims. Management believes that the Company has adequately provided for the resolution of all bankruptcy claims and other matters related to the POR remaining at January 29, 1994. (See Note 20 to Consolidated Financial Statements.)

     In connection with the Reorganization Proceedings and the reorganization proceedings of FSI, the Internal Revenue Service (the "IRS") audited the tax returns of FSI and the Federated/Allied Companies for tax years 1984 through 1989 and asserted certain claims against the Federated/Allied Companies and other members of the FSI consolidated tax group. The issues raised by the IRS audit were resolved by agreement with the IRS in the Reorganization Proceedings except for two issues involving the use by the Federated/Allied Companies of an aggregate of $27.0 million of net operating and capital loss carryforwards of an acquired company and the deductibility of approximately $176.3 million of so-called "break-up fees." These issues were litigated before the Bankruptcy Court and resolved in favor of the Federated/Allied Companies; however, on January 21, 1992, the IRS filed a notice of appeal of the Bankruptcy Court's determination of these issues to the United States District Court for the Southern District of Ohio, where such appeal is currently pending. Management does not expect that the resolution of these issues will have a material adverse effect on the Company's financial position, although there can be no assurance with respect thereto.

     The Company and its subsidiaries are also involved in various proceedings that are incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "FD." The following table sets forth for each fiscal quarter during 1993 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

                                            HIGH        LOW
                                           -------    -------
1st Quarter.............................   $22.750    $17.375
2nd Quarter.............................    25.000     19.000
3rd Quarter.............................    23.500     18.000
4th Quarter.............................    23.125     19.250

     Approximately 75% of all shares of Common Stock issued pursuant to the POR were initially subject to substantial restrictions on disposition. All such restrictions on transfer were terminated between November 17, 1992 and April 5, 1993.

     The Company has not paid any dividends on its Common Stock during its two most recent fiscal years, and does not anticipate paying any dividends on the Common Stock in the foreseeable future. In addition, the covenants in certain debt instruments to which the Company is a party restrict the ability of the Company to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.
                                         FISCAL YEAR     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                            ENDED           ENDED           ENDED           ENDED           ENDED
                                         JANUARY 29,     JANUARY 30,     FEBRUARY 1,     FEBRUARY 2,     FEBRUARY 3,
                                            1994            1993            1992            1991            1990
                                         -----------     -----------     -----------     -----------     -----------
(THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations
  Data:                                                              |
    Net sales, including leased                                      |
      department sales.................  $7,229,406      $7,079,941  |    $6,932,323       $ 7,141,983     $ 7,577,586
                                         ----------      ----------  |    ----------       -----------     -----------
    Cost of sales......................   4,373,941       4,229,396  |     4,202,223         4,394,976       4,649,656
    Selling, general and                                             |
      administrative expenses..........   2,323,546       2,420,684  |     2,463,128         2,611,834       2,678,482
                                         ----------      ----------  |    ----------       -----------     -----------
    Operating income...................     531,919         429,861  |       266,972           135,173         249,448
    Interest expense (a)...............    (213,544)       (258,211) |      (504,257)         (639,527)       (914,557)
    Interest income....................      49,405          60,357  |        67,260            83,585         107,892
    Unusual items......................          --              --  |            --                --      (1,067,817)(b)
                                         ----------      ----------  |    ----------       -----------     -----------
    Income (loss) before reorganization                              |
      items, income taxes,                                           |
      extraordinary                                                  |
      items and cumulative effect of                                 |
      change in accounting principle...     367,780         232,007  |      (170,025)         (420,769)     (1,625,034)
    Reorganization items...............          --              --  |    (1,679,936)         (127,032)       (142,110)
    Federal, state and local income tax                              |
      (expense) benefit................    (170,987)        (99,299) |       613,989           276,355          (6,783)
    Extraordinary items................      (3,545)        (19,699) |     2,165,515                --              --
    Cumulative effect of change in                                   |
      accounting principle.............          --              --  |       (93,151)               --              --
                                         ----------      ----------  |    ----------       -----------     -----------
    Net income (loss) (c)..............  $  193,248      $  113,009  |    $  836,392       $  (271,446)    $(1,773,927)
                                         ==========      ==========  |    ==========       ===========     ===========
Earnings per Share of Common Stock (d):                              |
    Income before extraordinary                                      |
      items............................  $     1.56      $     1.19  |    $       --       $        --     $        --
    Net income.........................        1.53            1.01  |            --                --              --
Average number of shares                                             |
  outstanding (d)......................     126,293         111,350  |            --                --              --
Depreciation and amortization..........  $  229,781      $  230,124  |    $  260,884       $   278,227     $   317,575
Capital expenditures...................  $  312,960      $  207,931  |    $  201,631       $    93,143     $   177,792
Balance Sheet Data (at year end) (e):
    Cash...............................  $  222,428      $  566,984       $1,002,482  |    $   453,560     $   446,195
    Working capital....................   1,967,569       2,227,336        1,923,812  |      1,957,037       2,653,693
    Total assets.......................   7,419,427       7,019,770        7,501,145  |      9,150,056       9,592,231
    Short-term debt....................      10,099          12,944          771,605  |        309,268         176,216
    Liabilities subject to settlement                                                 |
      under reorganization                                                            |
      proceedings......................          --              --               --  |      6,475,129       6,729,168
    Long-term debt (including                                                         |
      preferred shares)................   2,786,724       2,809,757        3,176,687  |      1,361,778       1,561,778
    Shareholders' equity (deficit).....   2,278,244       2,074,980        1,454,132  |     (1,398,528)     (1,127,082)


- ---------------

(a) Excludes interest on unsecured prepetition indebtedness of $301,576,000, $290,979,000 and $11,300,000, respectively, for 1991, 1990 and 1989. See
    Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Consists primarily of a write-down of the excess of cost over the value of assets acquired.

(c) See Notes 3, 4, 5 and 13 to the Consolidated Financial Statements.

(d) Per share and share data are not presented for the Company for periods prior to the POR Effective Date as they are not meaningful because there were no publicly held shares of common stock of the Company following its acquisition by Campeau. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(e) Balance Sheet Data at February 1, 1992 reflects the adoption of fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     As a result of the Company's emergence from bankruptcy and its adoption of fresh-start reporting as of February 1, 1992, the Company's Consolidated Balance Sheets at and after February 1, 1992 and its Consolidated Statements of Operations for periods after February 1, 1992 are not comparable to the Consolidated Financial Statements for prior periods included elsewhere herein. See the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company's results of operations and financial condition reflect the combination of the Federated/Allied Companies in the historical financial information presented, as well as the consummation of the POR and the transactions contemplated thereby. Accordingly, the results of operations of the Company for periods after February 1, 1992 are generally not comparable to periods prior to February 1, 1992 due to the Reorganization Proceedings and the effects of the POR and the transactions contemplated thereby.

RESULTS OF OPERATIONS

     COMPARISON OF THE 52 WEEKS ENDED JANUARY 29, 1994 AND JANUARY 30, 1993. Net sales for 1993 were $7,229.4 million, compared to $7,079.9 million for 1992, an increase of 2.1%. On a comparable store basis, net sales increased 1.9%. The sales performance reflects the continuing effects of key merchandising strategies put into effect in 1991, such as team buying and improved inventory management, as well as improvements in net sales for home-related merchandise, partially offset by softer apparel sales and the effects of the sluggish economy in the Northeast. Additionally, net sales for 1992 were positively affected by strong overall general merchandise sales, a post-hurricane sales surge in South Florida and the positive impact of a one-time program to clear old inventory undertaken at the end of 1991.

     Cost of sales was 60.5% of net sales for 1993, compared to 59.7% for 1992. The increase reflects the impact of higher levels of markdowns taken to keep in-store inventories fresh and fashion-current. In addition, cost of sales for the first quarter of 1992 benefited from the one-time strategy to clear old inventory marked down at the end of fiscal 1991. Cost of sales includes charges of $2.8 million in 1993 compared to $8.5 million in 1992 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general, and administrative expenses were 32.1% of net sales for 1993, compared to 34.2% for 1992. The decrease is primarily due to reduced costs from streamlining and consolidation of operations at the divisions. In addition, operating expenses were reduced by $24.0 million in 1993 as a result of an adjustment to accrued liabilities for the favorable settlement of disputed bankruptcy claims. Excluding this adjustment, selling, general and administrative expenses would have been 32.5% of net sales for 1993.

     Net interest expense was $164.1 million for 1993, compared to $197.9 million for 1992. Net interest expense for 1993 was positively impacted by the prepayment of long-term debt. Cash interest payments, net of interest received, were $136.6 million for 1993, compared to $136.3 million for 1992.

     Income tax expense was $171.0 million, excluding extraordinary items, for 1993. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary items principally because of state and local income taxes, a one-time charge of $14.2 million for the impact of the tax rate increase on deferred taxes and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

     Management believes that the turnaround of existing deferred tax liabilities will generate sufficient taxable income in future periods such that it is more likely than not that the net deferred tax assets at the end of 1993 will be realized. Management intends to evaluate the realizability of deferred tax assets quarterly.

     Extraordinary items of $3.5 million in 1993 and $19.7 million in 1992 relate to the after-tax expenses associated with debt prepayments.

     COMPARISON OF THE 52 WEEKS ENDED JANUARY 30, 1993 AND FEBRUARY 1,
1992. Net sales for 1992 were $7,079.9 million, compared to $6,932.3 million for 1991, an increase of 2.1%. During 1991, the Company closed 25 stores. On a comparable store basis, net sales increased 5.2%. Management believes that merchandising strategies put in place in the prior two years, including the team buying process, which enables the Company to centrally direct and coordinate divisional merchandise assortments, and effective inventory management, contributed significantly to the Company's improved 1992 sales performance.

     Cost of sales was 59.7% of net sales for 1992, compared to 60.6% for 1991. The decrease was due primarily to improved margins resulting from merchandising strategies designed to improve inventory turnover rate and the freshness of merchandise inventories, and sales of old inventory marked down at the end of 1991. Additionally, cost of sales included charges of $8.5 million in 1992, compared to $23.2 million in 1991 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 34.2% of net sales for 1992, compared to 35.5% for 1991. The decrease was due primarily to reduced costs from streamlining and consolidation of operations at the divisions and lower amortization of reorganization value in excess of amounts allocable to identifiable assets in 1992 compared to amortization of excess of cost over net assets acquired in 1991.

     Net interest expense was $197.9 million for 1992, compared to $437.0 million for 1991. In addition to the impact of the POR, net interest expense for 1992 was positively impacted by the prepayment or redemption of a total of $950.0 million of long-term debt on May 29, 1992. As a result of the chapter 11 filing, the Company did not accrue $301.6 million of interest on unsecured prepetition debt obligations in 1991. Cash interest payments, net of interest received, were $136.3 million for 1992 compared to $122.6 million for 1991, which included the payment of the final $43.0 million of interest on prepetition indebtedness required under the terms of a previous debtor-in-possession working capital financing facility.

     Reorganization items in 1991 represented expenses incurred as a result of the chapter 11 filings by the Federated/Allied Companies and subsequent reorganization efforts, including, among other things, the closing of 25 stores, the consolidation of certain operations and the adjustments to record the fair value of assets and liabilities at February 1, 1992. See Note 4 to the Consolidated Financial Statements.

     Income tax expense was $99.3 million, excluding extraordinary items, for 1992. This amount differs from the amount computed by applying the federal income tax statutory rate of 34.0% to income before extraordinary items principally because of permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets and state and local income taxes.

     The extraordinary items in 1992, $19.7 million after taxes, primarily resulted from non-cash write-offs of accrued financing costs associated with debt prepayments. The extraordinary item in 1991 represented the gain on debt discharge resulting from the consummation of the POR. Because the debt was discharged as a result of a chapter 11 case, no income tax expense was recorded. See Note 3 to the Consolidated Financial Statements.

     In connection with the consummation of the POR, the Company changed its method of accounting for postretirement benefits other than pensions from principally a cash basis to the accrual basis in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The amount of additional liability recorded at fresh start represented the incremental amount over the remaining liability for then current retirees previously recorded in connection with the acquisition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash on hand, cash from operations and certain facilities that are available to it.

     Although net income increased $80.2 million to $193.2 million in 1993, net cash provided by operating activities decreased $31.1 million to $410.5 million. The decrease in net cash provided by operating activities resulted primarily from increased accounts receivable due to higher proprietary credit sales and lower minimum monthly payment requirements, partially offset by increases in income tax liabilities.

     Net cash used by the Company for all financing activities was $349.9 million in 1993. On March 8, 1993, the Company defeased the entire $355.0 million outstanding principal amount of its 10% Series B Secured Notes due February 15, 2000 by irrevocably depositing with the trustee therefor an amount sufficient to prepay the notes. The prepayment was funded from cash on hand.

     The Company is a party to a three-year, $380.0 million revolving credit facility entered into with a syndicate of banks in 1992. From time to time, the Company has caused letters of credit to be issued thereunder in the ordinary course of the Company's business. However, the Company has not made any borrowings under this facility since it was established.

     In 1992, the Company also established a facility to finance its receivables. Among other things, the receivables financing facility provides for the issuance from time to time of up to $375.0 million of receivables-backed commercial paper. As of January 29, 1994 and January 30, 1993, there were no commercial paper borrowings outstanding under this facility.

     In connection with the Company's prepayment of its Series B Secured Notes, certain provisions of the Company's debt instruments were modified to allow the Company to increase its planned capital expenditures by approximately $460.0 million to approximately $1,210.0 million over the 1993 to 1995 period. Most of this increase is being invested in or budgeted for new store construction or acquisition, store expansions and further investments in technology. Management presently anticipates funding such expenditures from operations. However, depending upon conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which could be used to refinance existing debt or for capital projects or other corporate purposes.

     Net cash used in investing activities was $405.1 million in 1993, compared to $188.1 million in 1992. This increase resulted principally from two factors: a $111.0 million increase in capital expenditures partially attributable to the opening of three new stores and the reopening of a hurricane-damaged store in 1993 and a $109.3 million cash payment for the purchase of an investment in a bankruptcy claim discussed below.

     Management believes the department store segment will continue to consolidate. Accordingly, the Company intends from time to time to consider the possible acquisition of department store assets and companies.

     On December 31, 1993, the Company acquired 50% of a claim held by The Prudential Insurance Company of America ("Prudential") in the chapter 11 reorganization of R. H. Macy & Co., Inc. ("Macy") for $109.3 million in cash and a promissory note due December 31, 1996 in the principal amount of $340.0 million. The rate of interest on the promissory note is 3-month LIBOR plus 1.75%, increasing to 2% beginning January 1995.

     The claim arises out of Prudential's secured loan to Macy in the principal amount of $832.5 million. The Prudential-Macy loan bears interest at the rate of 12% (none of which has been paid since Macy's chapter 11 filing in January 1992) and is secured by mortgages on 70 of Macy's 110 department store properties. Although the Company is not accruing interest on its investment in the Prudential bankruptcy claim, management believes that the investment is adequately collateralized and that the carrying value is not in excess of its fair market value.

     The Company acquired one-half of the Prudential claim with the ultimate objective of working toward a business combination involving Macy. There can be no assurance that the Company will be successful in achieving that objective or, if so, as to the timing and terms thereof.

     Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, and debt service requirements. Any business combination transaction involving the Company and Macy would require the establishment of a revised capital structure for the combined company. Other acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Management's objective is to maintain the Company's debt to equity ratio following any transaction, including any involving Macy, at levels determined to be prudent and not to effect any transaction which would be dilutive to existing stockholders on a long-term basis.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                                                                     PAGE
                                      INDEX                                         NUMBER
                                      -----                                         ------
Management's Report...............................................................      F-2
Independent Auditors' Report......................................................      F-3
Consolidated Statements of Operations for the 52 weeks ended January 29, 1994,
  January 30, 1993 and February 1, 1992...........................................      F-4
Consolidated Balance Sheets at January 29, 1994 and January 30, 1993..............      F-5
Consolidated Statements of Cash Flows for the 52 weeks ended January 29, 1994,
  January 30, 1993 and February 1, 1992...........................................      F-6
Notes to Consolidated Financial Statements........................................      F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item is set forth under "Item 1 -- Election of Directors" in the Proxy Statement and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by this item is set forth under "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this item is set forth under "Stock Ownership -- Certain Beneficial Owners" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is set forth under "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS:

     The list of financial statements required by this item is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

     (2) FINANCIAL STATEMENT SCHEDULES:
                                                                           LOCATION IN
                                                                           THIS REPORT
                                                                           -----------
     Schedule II   --  Amounts Receivable from Related Parties and
                       Underwriters, Promoters and Employees Other than          S-2
                       Related Parties..................................
     Schedule V    --  Property, Plant and Equipment....................         S-3
     Schedule VI   --  Accumulated Depreciation, Depletion and
                       Amortization of Property, Plant and Equipment....         S-4
     Schedule VIII --  Valuation and Qualifying Accounts................         S-5
     Schedule IX   --  Short-Term Borrowings............................         S-6
     Schedule X    --  Supplementary Income Statement Information.......         S-7

     All other schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

     (3) EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

  EXHIBIT NO.                    DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
  -----------                    -----------                 -------------------------------------
      3.1           Certificate of Incorporation of the      Exhibit 3.1 to the Company's
                    Company (Annex A to the Agreement and    Registration Statement on Form 10,
                    Plan of Merger, dated as of February     filed November 27, 1991, as amended
                    4, 1992, by and between the Company      (the "Form 10")
                    and Allied)
      3.1.1         Certificate of Designation of Series     Exhibit 3.1.1 to the Form 10
                    A Junior Participating Preferred
                    Stock of the Company
      3.2           By-Laws of the Company                   Exhibit 3.2 to the Form 10
      4.1           Certificate of Incorporation of the      See Exhibit 3.1
                    Company
      4.2           By-Laws of the Company                   See Exhibit 3.2
      4.3           Rights Agreement between the Company     Exhibit 4.3 to the Form 10
                    and the Rights Agent thereunder
      4.4           Specimen Stock Certificate               Exhibit 4.4 to the Company's
                                                             Registration Statement on Form S-1
                                                             (Registration No. 33-46902), filed
                                                             April 1, 1992, as amended
     10.1           Series A Warrant Agreement               Exhibit 10.6 to the Form 10
     10.1.1         Amendment No. 1, dated as of November                     --
                    3, 1993, to the Series A Warrant
                    Agreement
     10.2           Series B Warrant Agreement               Exhibit 10.7 to the Form 10

  EXHIBIT NO.                    DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
  -----------                    -----------                 -------------------------------------
     10.3           Credit Agreement, dated as of May 20,    Exhibit 10.3 to the Company's Annual
                    1992 (the "Working Capital Facilities    Report on Form 10-K, filed April 23,
                    Agreement"), among the Company, the      1993 (the "1992 Form 10-K")
                    lenders named therein and Citibank,
                    N.A., as Agent and Mellon Bank, N.A.,
                    Societe Generale, New York Branch and
                    Chemical Bank, as Co-Agents
                    (Composite Copy including Amendment
                    No. 1 thereto)
     10.3.1         Amendment No. 2, dated as of July 15,    Exhibit 10.3.1 to the 1992 Form 10-K
                    1992, to the Working Capital
                    Facilities Agreement
     10.3.2         Amendment No. 3, dated as of October     Exhibit 10.3.2 to the 1992 Form 10-K
                    29, 1992, to the Working Capital
                    Facilities Agreement
     10.3.3         Amendment No. 4, dated as of February    Exhibit 10.3.3 to the 1992 Form 10-K
                    28, 1993, to the Working Capital
                    Facilities Agreement
     10.3.4         Amendment No. 5, dated as of January                      --
                    6, 1994, to the Working Capital
                    Facilities Agreement
     10.4           Series A Secured Note Agreement          Exhibit 10.2 to the Form 10
     10.4.1         Amendment No. 1, dated as of May 29,     Exhibit 10.4.1 to the 1992 Form 10-K
                    1992, to the Series A Secured Note
                    Agreement
     10.4.2         Amendment No. 2, dated as of July 24,    Exhibit 10.4.2 to the 1992 Form 10-K
                    1992, to the Series A Secured Note
                    Agreement
     10.4.3         Amendment No. 3, dated as of October     Exhibit 10.4.3 to the 1992 Form 10-K
                    29, 1992, to the Series A Secured
                    Note Agreement
     10.4.4         Amendment No. 4, dated as of February    Exhibit 10.4.4 to the 1992 Form 10-K
                    28, 1993, to the Series A Secured
                    Note Agreement
     10.4.5         Amendment No. 5, dated as of January                      --
                    6, 1994, to the Series A Secured Note
                    Agreement
     10.5           Shared Collateral Pledge Agreements      Exhibit 4.7 to the Form 10
     10.6           Shared Collateral Trust Agreement        Exhibit 4.8 to the Form 10
     10.7           Senior Convertible Discount Note         Exhibit 10.5 to the Form 10
                    Agreement
     10.8           Senior Convertible Discount Note         Exhibit 10.8 to the 1992 Form 10-K
                    Indenture, dated as of April 8, 1993,
                    between the Company and The First
                    National Bank of Boston, as Trustee
     10.8.1         Form of Senior Convertible Discount      Exhibit 10.8.1 to the 1992 Form 10-K
                    Note

  EXHIBIT NO.                    DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
  -----------                    -----------                 -------------------------------------
     10.9           Loan Agreement, dated as of December     Exhibit 10.12 to Allied's Annual
                    30, 1987 (the "Prudential Loan           Report on Form 10-K for the fiscal
                    Agreement"), among The Prudential        year ended January 2, 1988
                    Insurance Company of America
                    ("Prudential"), Allied and certain
                    subsidiaries of Allied named therein
     10.9.1         Amendment No. 1, dated as of December    Exhibit 10.9.1 to the Form 10
                    29, 1988, to the Prudential Loan
                    Agreement
     10.9.2         Amendment No. 2, dated as of November    Exhibit 10.9.2 to the Form 10
                    17, 1989, to the Prudential Loan
                    Agreement
     10.9.3         Amendment No. 3, dated as of February    Exhibit 10.9.3 to the Form 10
                    5, 1992, to the Prudential Loan
                    Agreement
     10.10          Amended and Restated Pooling and         Exhibit 4.10 to Prime Receivables
                    Servicing Agreement, dated as of         Corporation's ("Prime") Form 8-K
                    December 15, 1992 (the "Pooling and      Current Report, dated March 29, 1993
                    Servicing Agreement"), among the         ("Prime's Form 8-K")
                    Company, Prime and Chemical Bank, as
                    Trustee
     10.10.1        First Amendment, dated as of December                     --
                    1, 1993, to the Pooling and Servicing
                    Agreement
     10.10.2        Second Amendment, dated as of                             --
                    February 28, 1994, to the Pooling and
                    Servicing Agreement
     10.10.3        Assumption Agreement under the                            --
                    Pooling and Servicing Agreement dated
                    as of September 15, 1993
     10.11          Series 1992-1 Supplement, dated as of    Exhibit 4.6 to Prime's Registration
                    December 15, 1992, to the Pooling and    Statement on Form 8-A, filed January
                    Servicing Agreement                      22, 1993, as amended ("Prime's Form
                                                             8-A")
     10.12          Series 1992-2 Supplement, dated as of    Exhibit 4.7 to Prime's Form 8-A
                    December 15, 1992, to the Pooling and
                    Servicing Agreement
     10.13          Series 1992-3 Supplement, dated as of    Exhibit 4.8 to Prime's Form 8-K
                    January 5, 1993, to the Pooling and      Current Report, dated January 29,
                    Servicing Agreement                      1993
     10.14          Receivables Purchase Agreement, dated    Exhibit 10.2 to Prime's Form 8-A
                    as of December 15, 1992 (the
                    "Receivables Purchase Agreement"),
                    among Abraham & Straus, Inc.,
                    Bloomingdale's, Inc., Burdines, Inc.,
                    Jordan Marsh Stores Corporation,
                    Lazarus, Inc., Rich's Department
                    Stores, Inc., Stern's Department
                    Stores, Inc., The Bon, Inc. and Prime

  EXHIBIT NO.                    DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
  -----------                    -----------                 -------------------------------------
     10.14.1        First Amendment, dated as of June 23,                     --
                    1993, to the Receivables Purchase
                    Agreement
     10.14.2        Second Amendment, dated as of                             --
                    December 1, 1993, to the Receivables
                    Purchase Agreement
     10.14.3        Third Amendment, dated as of February                     --
                    28, 1994, to the Receivables Purchase
                    Agreement
     10.14.4        First Supplement, dated as of                             --
                    September 15, 1993, to the
                    Receivables Purchase Agreement
     10.15          Depositary Agreement, dated as of        Exhibit 10.15 to the 1992 Form 10-K
                    December 31, 1992, among Deerfield
                    Funding Corporation ("Deerfield"),
                    the Company and Chemical Bank, as
                    Depositary
     10.16          Liquidity Agreement, dated as of         Exhibit 10.16 to the 1992 Form 10-K
                    December 31, 1992, among Deerfield,
                    the Company, the financial
                    institutions named therein and Credit
                    Suisse, New York Branch, as Liquidity
                    Agent
     10.17          Pledge and Security Agreement, dated     Exhibit 10.17 to the 1992 Form 10-K
                    as of December 31, 1992, among
                    Deerfield, the Company, Chemical
                    Bank, as Depositary and Collateral
                    Agent and the Liquidity Agent
     10.18          Commercial Paper Dealer Agreement,       Exhibit 10.18 to the 1992 Form 10-K
                    dated as of December 31, 1992, among
                    Deerfield, the Company and Goldman
                    Sachs Money Markets, L.P.
     10.19          Commercial Paper Dealer Agreement,       Exhibit 10.19 to the 1992 Form 10-K
                    dated as of December 31, 1992, among
                    Deerfield, the Company and Shearson
                    Lehman Brothers, Inc.
     10.20          Purchase Agreement, dated as of                           --
                    December 31, 1993, among Prudential,
                    Federated Noteholding Corporation
                    ("FNC") and the Company
     10.20.1        Promissory Note, dated as of December                     --
                    31, 1993, by FNC to Prudential
     10.20.2        Pledge and Security Agreement, dated                      --
                    as of December 31, 1993, between FNC
                    and Prudential
     10.20.3        Guarantee Agreement, dated as of                          --
                    December 31, 1993, between the
                    Company and Prudential

  EXHIBIT NO.                    DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
  -----------                    -----------                 -------------------------------------
     10.20.4        Intercreditor Agreement, dated as of                      --
                    December 31, 1993, among FNC, the
                    Company and Prudential
     10.20.5        Form of Put Note, dated as of                             --
                    December 31, 1993, by FNC to
                    Prudential
     10.21          Tax Sharing Agreement                    Exhibit 10.10 to the Form 10
     10.22          Ralphs Tax Indemnification Agreement     Exhibit 10.1 to the Form 10
     10.23          1992 Executive Equity Incentive Plan,    Exhibit A to the Company's Proxy
                    as Amended*                              Statement, filed April 23, 1993
     10.24          1992 Incentive Bonus Plan*               Exhibit 10.12 to the Form 10
     10.25          Form of Severance Agreement*             Exhibit 10.13 to the Form 10
     10.26          Form of Indemnification Agreement*       Exhibit 10.14 to the Form 10
     10.27          Master Severance Plan for Key            Exhibit 10.1.5 to the Company's
                    Employees*                               Annual Report on Form 10-K for the
                                                             fiscal year ended February 3, 1990
                                                             (the "1989 Form 10-K")
     10.28          Performance Bonus Plan for Key           Exhibit 10.1.6 to the 1989 Form 10-K
                    Employees*
     10.29          Senior Executive Medical Plan*           Exhibit 10.1.7 to the 1989 Form 10-K
     10.30          Employment Agreement, dated as of        Exhibit 10.1.8 to the 1989 Form 10-K
                    February 2, 1990, between Allen I.
                    Questrom and the Company*
     10.31          Form of Employment Agreement for                          --
                    Executives and Key Employees*
     10.32          Supplementary Executive Retirement                        --
                    Plan, as Amended*
     10.33          Comprehensive Settlement Agreement       Exhibit 10.15 to the Form 10
     10.34          Executive Deferred Compensation Plan     Exhibit 4.1 to the Company's
                    (adopted October 29, 1993)*              Registration Statement on Form S-8
                                                             (Registration No. 33-50831), filed
                                                             October 29, 1993
     10.35          Retirement Income and Thrift             Exhibit 4.1 to the Company's
                    Incentive Plan (as amended and           Registration Statement on Form S-8
                    restated effective as of January 1,      (Registration No. 33-59107), filed
                    1987 and containing all amendments       January 14, 1994
                    through December 31, 1993)*
     11.1           Exhibit of Primary and Fully Diluted     See Page E-1
                    Earnings per Share
     21             Subsidiaries of the Company                               --
     23             Consent of KPMG Peat Marwick                              --
     24             Powers of Attorney                                        --

(b) Reports on Form 8-K. None.
- ---------------

*Constitutes a compensatory plan or arrangement


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            FEDERATED DEPARTMENT STORES, INC.

                                            By   /s/  DENNIS J. BRODERICK
                                               --------------------------------
                                                    DENNIS J. BRODERICK
                                                   SENIOR VICE PRESIDENT,
                                               GENERAL COUNSEL AND SECRETARY
Date: April 19, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 19, 1994.

                  SIGNATURE                                           TITLE
                  ---------                                           -----
                          *                        Chairman of the Board and Chief Executive
- ---------------------------------------------      Officer (principal executive officer) and
ALLEN I. QUESTROM                                  Director

                          *                       Vice Chairman and Chief Financial Officer
- ---------------------------------------------     (principal financial officer) and Director
RONALD W. TYSOE

                          *                       Senior Vice President and Controller
- ---------------------------------------------     (principal accounting officer)
JOHN E. BROWN

                          *
- ---------------------------------------------     Director
ROBERT A. CHARPIE

                          *
- ---------------------------------------------     Director
LYLE EVERINGHAM

                          *
- ---------------------------------------------    Director
MEYER FELDBERG

                          *
- ---------------------------------------------     Director
GEORGE V. GRUNE

                          *
- ---------------------------------------------     Director
REGINALD H. JONES

                          *
- ---------------------------------------------     Director
JOHN K. MCKINLEY

                          *
- ---------------------------------------------     Director
G. WILLIAM MILLER

                          *
- ---------------------------------------------     Director
JOSEPH NEUBAUER

                          *
- ---------------------------------------------     Director
KARL M. VON DER HEYDEN

                          *
- ---------------------------------------------     Director
MARNA C. WHITTINGTON

                          *
- ---------------------------------------------     Director
JAMES M. ZIMMERMAN

     *The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

                                            By   /s/ DENNIS J. BRODERICK
                                             ------------------------------
                                                    DENNIS J. BRODERICK
                                                      ATTORNEY-IN-FACT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
          Management's Report................................................  F-2
          Independent Auditors' Report.......................................  F-3
          Consolidated Statements of Operations for the 52 weeks ended
            January 29, 1994, January 30, 1993 and February 1, 1992..........  F-4
          Consolidated Balance Sheets at January 29, 1994 and January 30,
            1993.............................................................  F-5
          Consolidated Statements of Cash Flows for the 52 weeks ended
            January 29, 1994, January 30, 1993 and February 1, 1992..........  F-6
          Notes to Consolidated Financial Statements.........................  F-7

                              MANAGEMENT'S REPORT

To the Shareholders of
Federated Department Stores, Inc.:

     The integrity and consistency of the financial statements and financial statement schedules of Federated Department Stores, Inc., which were prepared in accordance with generally accepted accounting principles, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

     The Company maintains a system of internal accounting controls, which is supported by a program of internal audits with appropriate management follow-up action, to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and transactions are properly recorded. Additionally, the integrity of the financial accounting system is based on careful selection and training of qualified personnel, organizational arrangements which provide for appropriate division of responsibilities and communication of established written policies and procedures.

     The financial statements of the Company have been audited by KPMG Peat Marwick, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

     The Audit Review Committee, composed solely of outside directors, meets periodically with the independent certified public accountants, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, the independent certified public accountants and the Company's internal auditors meet periodically with the Audit Review Committee without management representatives present and have free access to the Audit Review Committee at any time. The Audit Review Committee is responsible for recommending to the Board of Directors the engagement of the independent certified public accountants, which is subject to shareholder approval, and the general oversight review of management's discharge of its responsibilities with respect to the matters referred to above.

Allen I. Questrom
Chairman and Chief Executive Officer

James M. Zimmerman
President and Chief Operating Officer

Ronald W. Tysoe
Vice Chairman and Chief Financial Officer

John E. Brown
Senior Vice President and Controller

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries (the "Company") as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations and cash flows for each of the fifty-two week periods ended January 29, 1994, January 30, 1993, and February 1, 1992. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the fifty-two week periods ended January 29, 1994, January 30, 1993, and February 1, 1992, in conformity with generally accepted accounting principles. Further, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     On February 4, 1992 the Company emerged from bankruptcy. As described in
Note 1 to the consolidated financial statements, the Company accounted for the reorganization as of February 1, 1992 and adopted "fresh-start reporting." As a result, the consolidated statements of operations and cash flows for the fifty-two weeks ended January 29, 1994 and January 30, 1993, which present the consolidated results of operations and cash flows of the reorganized entity, are not comparable to the consolidated statements of operations and cash flows for the fifty-two week period ended February 1, 1992.

     As discussed in Note 5 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," and changed its method of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of February 1, 1992.

                                            KPMG PEAT MARWICK

Cincinnati, Ohio
February 28, 1994

                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================================
                                                     52 WEEKS         52 WEEKS   |      52 WEEKS
                                                      ENDED            ENDED     |       ENDED
                                                   JANUARY 29,      JANUARY 30,  |    FEBRUARY 1,
                                                       1994             1993     |        1992
                                                   ------------     ------------ |    ------------
                                                                                 |
Net Sales, including leased department sales.....   $7,229,406      $ 7,079,941  |    $ 6,932,323
                                                    ----------      -----------  |    -----------
Cost of sales....................................    4,373,941        4,229,396  |      4,202,223
Selling, general and administrative expenses.....    2,323,546        2,420,684  |      2,463,128
                                                    ----------      -----------  |    -----------
Operating Income.................................      531,919          429,861  |        266,972
Interest expense.................................     (213,544)        (258,211) |       (504,257)
Interest income..................................       49,405           60,357  |        67,260
                                                    ----------      -----------  |    -----------
Income (Loss) Before Reorganization Items, Income                                |
  Taxes, Extraordinary Items and Cumulative                                      |
  Effect of Change in Accounting Principle.......      367,780          232,007  |       (170,025)
Reorganization items.............................           --               --  |     (1,679,936)
                                                    ----------      -----------  |    -----------
Income (Loss) Before Income Taxes, Extraordinary                                 |
  Items and Cumulative Effect of Change in                                       |
  Accounting Principle...........................      367,780          232,007  |     (1,849,961)
Federal, state and local income tax (expense)                                    |
  benefit........................................     (170,987)         (99,299) |        613,989
                                                    ----------      -----------  |    -----------
Income (Loss) Before Extraordinary Items and                                     |
  Cumulative Effect of Change in Accounting                                      |
  Principle......................................      196,793          132,708  |     (1,235,972)
Extraordinary items..............................       (3,545)         (19,699) |      2,165,515
Cumulative effect of change in accounting                                        |
  principle......................................           --               --  |        (93,151)
                                                    ----------      -----------  |    -----------
Net Income.......................................   $  193,248      $   113,009  |    $   836,392
                                                    ==========      ===========  |    ===========
Earnings per Share:                                                              |
  Income before extraordinary items..............   $     1.56      $      1.19  |
  Extraordinary items............................         (.03)            (.18) |
                                                    ----------      -----------  |
          Net Income.............................   $     1.53      $      1.01  |
                                                    ==========      ===========  |

- ---------------

     Earnings per share are not presented for periods prior to the POR Effective Date as they are not meaningful because there were no publicly held shares of common stock of the Company.

     The accompanying notes are an integral part of these Consolidated Financial Statements.


                       FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (THOUSANDS)
================================================================================================
                                                                  JANUARY 29,      JANUARY 30,
                                                                      1994             1993
                                                                  ------------     ------------
ASSETS
Current Assets:
  Cash..........................................................   $  222,428       $  566,984
  Accounts receivable...........................................    1,758,935        1,543,834
  Merchandise inventories.......................................    1,180,844        1,148,934
  Supplies and prepaid expenses.................................       46,660           40,068
  Deferred income tax assets....................................       88,754           90,261
                                                                   ----------       ----------
          Total Current Assets..................................    3,297,621        3,390,081
Property and Equipment -- net...................................    2,576,884        2,478,251
Reorganization Value in Excess of Amounts Allocable to
  Identifiable Assets -- net....................................      337,720          356,482
Notes Receivable................................................      408,818          421,454
Other Assets....................................................      798,384          373,502
                                                                   ----------       ----------
          Total Assets..........................................   $7,419,427       $7,019,770
                                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................................   $   10,099       $   12,944
  Accounts payable and accrued liabilities......................    1,209,744        1,103,289
  Income taxes..................................................      110,209           46,512
                                                                   ----------       ----------
          Total Current Liabilities.............................    1,330,052        1,162,745
Long-Term Debt..................................................    2,786,724        2,809,757
Deferred Income Taxes...........................................      804,181          750,771
Other Liabilities...............................................      220,226          221,517
Shareholders' Equity............................................    2,278,244        2,074,980
                                                                   ----------       ----------
          Total Liabilities and Shareholders' Equity............   $7,419,427       $7,019,770
                                                                   ==========       ==========

     The accompanying notes are an integral part of these Consolidated Financial Statements.


                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (THOUSANDS)
======================================================================================================================
                                                               52 WEEKS ENDED      52 WEEKS ENDED   |   52 WEEKS ENDED
                                                                 JANUARY 29,         JANUARY 30,    |     FEBRUARY 1,
                                                                    1994                1993        |        1992
                                                               ---------------     ---------------  |   ---------------
                                                                                                    |
Cash flows from operating activities:                                                               |
  Net income.................................................    $   193,248         $   113,009    |     $   836,392
  Adjustments to reconcile net income to net cash provided by                                       |
    operating activities:                                                                           |
      Depreciation and amortization..........................        207,914             205,554    |         212,186
      Amortization of reorganization value in excess of                                             |
        amounts allocable to identifiable assets.............         18,762              18,762    |              --
      Amortization of excess of cost over net assets                                                |
        acquired.............................................             --                  --    |          48,698
      Amortization of financing costs........................         10,163              20,995    |           7,893
      Amortization of original issue discount................         16,846              15,593    |              --
      Amortization of unearned restricted stock..............          3,105               5,808    |              --
      Loss on early extinguishment of debt...................          3,545              19,699    |              --
      Cumulative effect of change in accounting for                                                 |
        postretirement benefits other than pensions..........             --                  --    |          93,151
      Changes in assets and liabilities:                                                            |
        (Increase) decrease in accounts receivable...........       (215,101)            (28,456)   |         111,174
        (Increase) decrease in merchandise inventories.......        (31,910)             18,412    |         183,840
        (Increase) decrease in supplies and prepaid                                                 |
          expenses...........................................         (6,592)              2,547    |             860
        Decrease in excess of cost over net assets                                                  |
          acquired...........................................             --                  --    |         133,000
        (Increase) decrease in other assets not separately                                          |
          identified.........................................         20,229             (20,179)   |         238,605
        Increase in accounts payable and accrued liabilities                                        |
          not separately identified..........................         70,679               2,898    |         154,787
        Increase in current income taxes.....................         65,990              24,520    |         170,942
        Increase (decrease) in deferred income taxes.........         54,917              27,225    |        (524,829)
        Increase (decrease) in other liabilities not                                                |
          separately identified..............................         (1,291)             15,169    |         (12,692)
                                                                 -----------         -----------    |     -----------
                                                                     410,504             441,556    |       1,654,007
  Changes due to reorganization activities -- net............             --                  --    |      (1,092,774)
                                                                 -----------         -----------    |     -----------
            Net cash provided by operating activities........        410,504             441,556    |         561,233
                                                                 -----------         -----------    |     -----------
Cash flows from investing activities:                                                               |
  Purchase of property and equipment.........................       (309,536)           (198,505)   |        (201,631)
  Disposition of property and equipment......................          1,097              10,431    |           8,465
  Decrease in notes receivable...............................         12,636                  --    |         400,383
  Increase in investments....................................       (109,325)                 --    |              --
                                                                 -----------         -----------    |     -----------
            Net cash provided (used) by investing                                                   |
              activities.....................................       (405,128)           (188,074)   |         207,217
                                                                 -----------         -----------    |     -----------
Cash flows from financing activities:                                                               |
  Debt issued................................................             --             979,141    |         684,153
  Financing costs............................................           (633)            (26,518)   |         (45,774)
  Debt repaid................................................       (391,986)         (2,133,014)   |        (502,999)
  Increase (decrease) in outstanding checks..................         35,776             (10,620)   |          24,194
  Acquisition of treasury stock..............................           (179)                 --    |              --
  Issuance of common stock...................................          7,090             502,031    |              --
                                                                 -----------         -----------    |     -----------
            Net cash provided (used) by financing                                                   |
              activities.....................................       (349,932)           (688,980)   |         159,574
                                                                 -----------         -----------    |     -----------
Cash flow effect of reorganization activities -- payment of                                         |
  liabilities subject to settlement..........................             --                  --    |        (379,102)
                                                                 -----------         -----------    |     -----------
Net increase (decrease) in cash..............................       (344,556)           (435,498)   |         548,922
Cash beginning of period.....................................        566,984           1,002,482    |         453,560
                                                                 -----------         -----------    |     -----------
Cash end of period...........................................    $   222,428         $   566,984    |     $ 1,002,482
                                                                 ===========         ===========    |     ===========
Supplemental cash flow information:                                                                 |
  Interest paid..............................................    $   186,658         $   197,138    |     $   190,207
  Interest received..........................................         50,019              60,869    |          67,601
  Income taxes paid (net of refunds received)................         49,588              47,554    |              18
  Schedule of noncash investing and financing activities:                                           |
    Capital lease obligations for new store fixtures.........          3,424               9,426    |              --
    Property and equipment transferred to other assets.......          5,316              13,395    |         169,515
    Investment purchased for promissory note.................        340,000                  --    |              --
    Common stock issued for the Executive Deferred                                                  |
      Compensation Plan......................................            686                  --    |              --

     The accompanying notes are an integral part of these Consolidated Financial Statements.


                       FEDERATED DEPARTMENT STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

1. REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     Federated Department Stores, Inc. (the "Company") is a retail organization operating department stores selling a wide range of merchandise including women's, men's and children's apparel, cosmetics, home furnishings and other consumer goods.

     On February 4, 1992 (the "POR Effective Date"), the Company emerged from proceedings under chapter 11 ("Chapter 11") of the United States Bankruptcy Code as the surviving corporation resulting from the Joint Plan of Reorganization (the "POR") of its predecessor companies, Federated Department Stores, Inc. ("Federated") and Allied Stores Corporation ("Allied"), and substantially all of their respective subsidiaries (collectively, the "Federated/Allied Companies"). The POR, which was confirmed by the United States Bankruptcy Court, Southern District of Ohio, Western Division (the "Bankruptcy Court") on January 10, 1992, resulted in an approximately $5,000.0 million net reduction in the total indebtedness, liabilities subject to reorganization, and redeemable preferred stock of the Federated/Allied Companies.

     The POR provided for, among other things, the cancellation of certain indebtedness in exchange for cash, new indebtedness, and/or new equity securities, the discharge of other prepetition claims, the cancellation of all prepetition ownership interests in Federated and Allied, the settlement of certain claims and mutual releases of certain claims of the Federated/Allied Companies and other persons or entities (including certain affiliated persons or entities), the assumption or rejection of executory contracts and unexpired leases to which any Federated/Allied Company was a party, and the election of a board of directors for the Company (the "Board of Directors").

     In addition to the foregoing, on the POR Effective Date and in accordance with the POR, Allied was merged into the Company. The merger was accounted for as a combination of entities under common control. As of February 1, 1992, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted "fresh-start reporting" and reflected the effects of such adoption in the Consolidated Financial Statements for the 52 weeks then ended.

     The Chapter 11 cases of the Federated/Allied Companies were commenced on January 15, 1990 (the "Petition Date"). During the pendency of their Chapter 11 cases, the Federated/Allied Companies discontinued accruing interest on their unsecured prepetition obligations. The net expense occurring as a result of the Chapter 11 filings and subsequent reorganization efforts of the Federated/Allied Companies have been segregated from ordinary operations in the Consolidated Statements of Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company adopted the recommended accounting for entities emerging from Chapter 11 reorganization set forth in the SOP 90-7. Consolidated Financial Statements as of and subsequent to February 1, 1992 are generally not comparable to Consolidated Financial Statements prior to February 1, 1992 and are separated by a black line.

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     Cash includes cash and liquid investments with original maturities of three months or less.

     Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice. Such accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur competitive finance

===============================================================================

charges. Minimum payments vary from 4.2% to 100.0% of the account balance, depending on the size of the balance. Profits on installment sales are included in income when the sales are made. Finance charge revenues are included as a reduction of selling, general and administrative expenses.

     Substantially all merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.

     Depreciation and amortization are provided primarily on a straight-line basis over the shorter of estimated asset lives or related lease terms. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets.

     Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 20 years. Accumulated amortization was $37.5 million and $18.8 million at January 29, 1994 and January 30, 1993, respectively. The excess of cost over net assets acquired was amortized on a straight-line basis over 40 years.

     Financing costs are amortized over the life of the related debt.

     In connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Prior to the adoption of fresh-start reporting, the Company accounted for income taxes under Statement of Financial Accounting Standards No. 96 ("SFAS No. 96"). Under both SFAS No. 109 and SFAS No. 96, deferred income taxes are provided for at the statutory rates on the difference between financial statement basis and tax basis of assets and liabilities and, under SFAS No. 109, are classified in the Consolidated Balance Sheets as current or non-current consistent with the assets and liabilities which give rise to such deferred income taxes.

     Also in connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS No. 106"), which requires that the cost of these benefits be recognized in the financial statements over an employee's term of service with the Company. (See Note 5.)

     Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was issued in November 1992, and must be implemented by the first quarter of 1994. The adoption of this pronouncement will not have a material effect on results of operations or financial position.

     Earnings per share are computed on the basis of daily average number of shares outstanding during the year. Any dilution from the potential issuance of shares under the 1992 Executive Equity Incentive Plan, as Amended (the "Equity Plan") and the Executive Deferred Compensation Plan (the "deferred compensation plan") would be less than 3.0%. Fully diluted earnings per share include the effect of the potential issuance of shares for the above items as well as for the Senior Convertible Discount Notes and, unless disclosed, any such dilution would be less than 3.0%.

3. EXTRAORDINARY ITEMS

     The extraordinary item for the 52 weeks ended January 29, 1994 represents costs of $3.5 million, net of income tax benefit of $2.3 million, associated with the prepayment of the entire $355.0 million outstanding principal amount of the Company's Series B Secured Notes.

     On May 28, 1992, the Company completed a public offering of 46.0 million shares of Common Stock. The net proceeds from the stock offering of $502.0 million and cash on hand were applied to the prepayment or redemption of a total of $950.0 million of long-term debt. During the 52 weeks ended January 30, 1993, the Company recorded an extraordinary item of $13.6 million, net of income tax benefit of $8.8 million, resulting primarily from the non-cash write-off of accrued financing costs associated with the debt prepayments.

===============================================================================

     On December 15, 1992, Prime Receivables Corporation ("Prime"), an indirect wholly owned special-purpose financing subsidiary of the Company, completed the public offering of $981.0 million ($979.1 million discounted amount) of asset-backed debt securities. In connection with the offerings, the Company's former receivables financing facilities were terminated. During the 52 weeks ended January 30, 1993, the Company recorded an extraordinary item of $6.1 million, net of income tax benefit of $3.9 million, resulting primarily from the non-cash write-off of accrued financing costs associated with the prepayment of the receivables facilities.

     The extraordinary item for the 52 weeks ended February 1, 1992 was a gain resulting from the discharge of prepetition claims against the Federated/Allied Companies during Chapter 11. The value of cash and securities distributed was $2,165.5 million less than the allowed claims.

4. REORGANIZATION ITEMS

     The net expense incurred as a result of the Chapter 11 filings and subsequent reorganization efforts has been segregated from ordinary operations in the Consolidated Statements of Operations.

                                                               52 WEEKS ENDED
                                                                 FEBRUARY 1,
                                                                    1992
                                                               ---------------
                                                                 (MILLIONS)
               Adjustments to fair value...................       $ 1,231.4
               Restructuring costs.........................           378.8
               Professional fees and other expenses related
                 to bankruptcy.............................           110.8
               Interest income.............................           (41.1)
                                                                  ---------
                                                                  $ 1,679.9
                                                                  =========

     Adjustments to fair value reflect the net change to state assets and liabilities at fair value. Restructuring costs include costs and expenses from closing of facilities, consolidation of operations, and certain expenses related to the rejection of executory contracts as well as gains or losses from the disposition of related assets. Interest income is attributable to the accumulation of cash and short-term investments subsequent to the Petition Date.

5. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     In connection with the adoption of fresh-start reporting, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," as of February 1, 1992. The cumulative effect of the change on retained earnings prior to the adoption of fresh-start reporting at February 1, 1992 was $93.2 million, net of income tax benefit of $59.5 million. The Company also adopted SFAS No. 109, "Accounting for Income Taxes," as of February 1, 1992. The cumulative effect of the change to SFAS No. 109 was not material. (See
Note 13.)

6. ACCOUNTS RECEIVABLE

                                                     JANUARY 29,     JANUARY 30,
                                                        1994            1993
                                                     -----------     -----------
                                                             (MILLIONS)
Due from customers...............................     $ 1,702.2       $ 1,498.7
Less allowance for doubtful accounts.............          36.9            45.4
                                                      ---------       ---------
                                                        1,665.3         1,453.3
Other receivables................................          93.6            90.5
                                                      ---------       ---------
Net receivables..................................     $ 1,758.9       $ 1,543.8
                                                      =========       =========

     Sales through the Company's credit plans were $3,743.1 million, $3,575.2 million and $3,512.8 million for the 52 weeks ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

===============================================================================

     Finance charge revenues amounted to $243.6 million, $225.1 million and $225.7 million for the 52 weeks ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

7. INVENTORIES

     Merchandise inventories were $1,180.8 million at January 29, 1994, compared to $1,148.9 million at January 30, 1993. Inventories were $11.3 million lower at January 29, 1994 and $8.5 million lower at January 30, 1993 than they would have been had the retail method been applied using the first-in, first-out method. The application of the LIFO method resulted in pre-tax charges of $2.8 million for the 52 weeks ended January 29, 1994 and $8.5 million for the 52 weeks ended January 30, 1993. As a result of the adoption of fresh-start reporting, merchandise inventories were adjusted to the estimated fair market value as of February 1, 1992, and the LIFO inventory cost, therefore, approximated the cost of such inventory using the first-in, first-out method.

8. PROPERTIES AND LEASES

                                                     JANUARY 29,     JANUARY 30,
                                                        1994            1993
                                                     -----------     -----------
                                                             (MILLIONS)
Land.............................................     $   446.0       $   446.5
Buildings on owned land..........................         899.8           873.3
Buildings on leased land and leasehold
  improvements...................................         549.4           509.0
Store fixtures and equipment.....................         996.4           782.9
Property not used in operations..................           6.6             6.1
Leased properties under capital leases...........          49.0            50.0
                                                      ---------       ---------
                                                        2,947.2         2,667.8
Less accumulated depreciation and amortization...         370.3           189.5
                                                      ---------       ---------
                                                      $ 2,576.9       $ 2,478.3
                                                      =========       =========

     Buildings on leased land and leasehold improvements include approximately $160.8 million at January 29, 1994 and $161.2 million at January 30, 1993 of intangible assets relating to favorable leases which are being amortized over the related lease terms.

     In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

     The Company leases a portion of the real estate and personal property used in its operations. Most leases require the Company to pay real estate taxes, maintenance and other executory costs; some also require additional payments based on percentages of sales and some contain purchase options.

===============================================================================

     Minimum rental commitments (excluding executory costs) at January 29, 1994, for noncancellable leases are:

                                         CAPITAL     OPERATING
                                         LEASES       LEASES         TOTAL
                                         -------     ---------     ---------
                                                     (MILLIONS)
Fiscal year:
  1994...............................    $  9.6       $  80.2       $   89.8
  1995...............................       8.5          75.1           83.6
  1996...............................       8.3          70.9           79.2
  1997...............................       8.3          61.9           70.2
  1998...............................       8.2          55.7           63.9
  After 1998.........................      76.4         505.3          581.7
                                         ------       -------       --------
Total minimum lease payments.........     119.3       $ 849.1       $  968.4
                                                      =======       ========
Less amount representing interest....      62.5
                                         ------
Present value of net minimum capital
  lease payments.....................    $ 56.8
                                         ======

     Capital leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($3.0 million) and long-term ($53.8 million) debt. Amortization of capital leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $1.4 million on capital leases and $4.0 million on operating leases.

     Rental expense consists of:

                                                     52 WEEKS         52 WEEKS    |     52 WEEKS
                                                      ENDED            ENDED      |      ENDED
                                                   JANUARY 29,      JANUARY 30,   |   FEBRUARY 1,
                                                       1994             1993      |       1992
                                                   ------------     ------------  |   ------------
                                                                     (MILLIONS)   |
                                                                                  |
Real estate (excluding executory costs)                                           |
  Capital leases --                                                               |
     Contingent rentals..........................     $  3.4           $  3.5     |      $  3.0
  Operating leases --                                                             |
     Minimum rentals.............................       68.5             63.6     |        61.2
     Contingent rentals..........................        8.7              8.5     |         8.9
                                                      ------           ------     |      ------
                                                        80.6             75.6     |        73.1
                                                      ------           ------     |      ------
  Less income from subleases --                                                   |
     Capital leases..............................        0.8              0.8     |         0.7
     Operating leases............................        1.2              6.1     |         9.3
                                                      ------           ------     |      ------
                                                         2.0              6.9     |        10.0
                                                      ------           ------     |      ------
                                                      $ 78.6           $ 68.7     |      $ 63.1
                                                      ======           ======     |      ======
Personal property --                                                              |
     Operating leases............................     $ 38.1           $ 36.4     |      $ 38.9
                                                      ======           ======     |      ======

9. NOTES RECEIVABLE

     On May 3, 1988, Federated sold its Bullock's/Bullocks-Wilshire, Filene's, Foley's and I. Magnin divisions. The proceeds from the sales included $800.0 million in notes receivable. Federated obtained $704.0 million in cash by transferring the notes to grantor trusts, which borrowed such amount under note monetization facilities (see Note 11) and distributed the proceeds to Federated. At the end of fiscal year 1991, Federated received $400.0 million pursuant to a letter of credit which secured the payment of a $400.0 million promissory note for the sale of Federated's Bullock's/Bullocks-Wilshire and I. Magnin divisions. The remaining $400.0 million note receivable bears interest at 9 1/2% and is supported by a letter of credit.

===============================================================================

10. INVESTMENT IN SECURED CLAIM

     On December 31, 1993, the Company acquired 50% of a claim held by The Prudential Insurance Company of America ("Prudential") in the chapter 11 reorganization of R. H. Macy & Co., Inc. ("Macy") for $109.3 million in cash and a promissory note (the "Promissory Note") due December 31, 1996 in the principal amount of $340.0 million (see Note 11). The transaction also provided the Company with an option to acquire the remaining 50% of Prudential's claim within three years. The investment is included in other assets on the Company's Consolidated Balance Sheet.

     The claim arises out of Prudential's secured loan to Macy in the principal amount of $832.5 million. The Prudential-Macy loan bears interest at the rate of 12% (none of which has been paid since Macy's chapter 11 filing in January 1992) and is secured by mortgages on 70 of Macy's 110 department store properties. Although the Company is not accruing interest on its investment in the Prudential bankruptcy claim, management believes that the investment is adequately collateralized and that the carrying value is not in excess of its fair market value (see Note 18).

11. FINANCING

     Pursuant to the POR, the Company issued the Series A Secured Notes, Series B Secured Notes, Series C Secured Notes, Series D Secured Notes, Series E Secured Notes, and the Senior Convertible Discount Notes (the "Convertible Notes"). In addition, in consideration of certain distributions under the POR, a letter of credit facility (the "LC Facility") was made available to the Company.

     On May 29, 1992, the net proceeds of $502.0 million from a public offering of 46.0 million shares of Common Stock and cash on hand were used to prepay a total of $950.0 million of long-term debt. The indebtedness prepaid included all of the Company's Series C, D, and E Secured Notes, approximately $170.0 million of the Company's Series A Secured Notes and approximately $199.0 million of the Company's Series B Secured Notes. In connection with the stock offering, the Company entered into a three-year revolving credit loan and letter of credit agreement (the "Working Capital Facility" described below). This Working Capital Facility replaced the LC Facility.

     On December 15, 1992, Prime completed a public offering of a total of $981.0 million ($979.1 million discounted amount) of asset-backed debt securities in four separate classes, as described below. The net proceeds from the offerings have been used by Prime to finance its purchases of revolving consumer credit card receivables generated by the Company's department store operations and to prepay approximately $722.6 million of balances outstanding under the receivables financing facilities which were terminated in connection with the offerings. On January 5, 1993, another indirect wholly owned special-purpose financing subsidiary of the Company entered into a liquidity facility with a syndicate of banks providing support for the issuance of up to $375.0 million of receivables-backed commercial paper.

     On March 8, 1993, the Company defeased the entire $355.0 million outstanding principal amount of its Series B Secured Notes. In addition, the Series A Secured Notes, which were scheduled to be repaid with annual installments beginning on February 15, 1997 and extending through February 15, 2000, were amended to be payable in full on February 15, 1997.

===============================================================================

     Short-term and long-term debt were as follows:

                                                               JANUARY 29, 1994     JANUARY 30, 1993
                                                               ----------------     ----------------
                                                                            (MILLIONS)
Short-term debt:
  Current portion of long-term debt........................        $   10.1             $   12.9
                                                                   --------             --------
     Total short-term debt.................................        $   10.1             $   12.9
                                                                   ========             ========
Long-term debt:
  Receivables backed certificates..........................        $  979.5             $  979.2
  Note monetization facility...............................           352.0                352.0
  Mortgage facility........................................           345.1                346.5
  Promissory note..........................................           340.0                   --
  Series A secured notes...................................           289.2                302.9
  Series B secured notes...................................              --                355.0
  Senior convertible discount notes........................           289.0                272.5
  Subsidiary trade obligations.............................           101.5                101.5
  Capital leases...........................................            53.8                 54.1
  Other....................................................            36.6                 46.1
                                                                   --------             --------
     Total long-term debt..................................        $2,786.7             $2,809.8
                                                                   ========             ========

     Future maturities of long-term debt, other than capital leases and including unamortized original issue discount of $19.9 million, are shown below:

                                                                     (MILLIONS)
              Fiscal year:
                1995..............................................    $  108.0
                1996..............................................       344.7
                1997..............................................     1,012.0
                1998..............................................       187.6
                1999..............................................       503.2
                After 1999........................................       597.3

     The following summarizes certain provisions of the Company's long-term debt:

RECEIVABLES BACKED CERTIFICATES

     The four classes of securities are: (i) $450.0 million in aggregate principal amount of 7.05% Class A-1 Asset-Backed Certificates, Series 1992-1 due December 15, 1997; (ii) $450.0 million in aggregate principal amount of 7.45% Class A-2 Asset-Backed Certificates, Series 1992-2 due December 15, 1999; (iii) $40.5 million in aggregate principal amount of 7.55% Class B-1 Asset-Backed Certificates, Series 1992-1 due January 15, 1998; and (iv) $40.5 million in aggregate principal amount of 7.95% Class B-2 Asset-Backed Certificates, Series 1992-2 due January 18, 2000. The certificates represent undivided interests in the assets of a master trust originated by Prime.

RECEIVABLES-BACKED COMMERCIAL PAPER

     The borrowings are secured by an interest in the master trust originated by Prime and are subject to interest rate caps of 7% in 1994 and 10% thereafter. As of January 29, 1994 and January 30, 1993, there were no borrowings outstanding under the commercial paper program or the liquidity facility.

================================================================================

NOTE MONETIZATION FACILITY

     On May 3, 1988, Federated sold certain divisions for consideration consisting of two $400.0 million promissory notes. Federated subsequently transferred the notes to grantor trusts of which it is the beneficiary. The trusts borrowed $704.0 million under note monetization facilities, using the notes as collateral, and distributed the proceeds of such borrowing to Federated. At the end of fiscal year 1991, Federated received $400.0 million pursuant to a letter of credit which secured the payment of a $400.0 million promissory note for the sale of Federated's Bullock's/Bullocks-Wilshire and I. Magnin divisions. Of the $400.0 million cash received, $352.0 million was treated as in-substance defeasance of the indebtedness incurred by one of the grantor trusts. The other trust's borrowing under the remaining note monetization facility matures in two equal installments on May 3, 1997 and 1998, and bears interest at fluctuating interest rates based on LIBOR, subject to certain adjustments. An interest rate swap agreement was entered into for the remaining note monetization facility which, in effect, converted the variable interest rate to a fixed rate of 10.344%. The Company is not an obligor on the borrowing under the note monetization facility, and the lender's recourse thereunder is limited to the trust's assets and the Company's interest in the trust.

MORTGAGE FACILITY

     Certain of the Company's real estate subsidiaries are parties to a mortgage loan facility providing for secured borrowings. Under an amendment entered into pursuant to the POR, borrowings under the facility will mature in 2002 and bear interest at 9.99% per annum. Borrowings under the facility are secured by liens on certain real property.

PROMISSORY NOTE

     On December 31, 1993, the Company acquired 50% of a claim held by Prudential in the chapter 11 reorganization of Macy for $109.3 million in cash and the Promissory Note due December 31, 1996 in the principal amount of $340.0 million. The note bears interest at 3-month LIBOR plus 1.75%, increasing to 2% beginning January 1995. The Promissory Note is mandatorily prepayable in certain circumstances.

THE SERIES A SECURED NOTES

     The Series A Secured Notes (as amended on March 8, 1993) are secured obligations of the Company which mature on February 15, 1997 and bear interest at the rate per annum equal to, at the Company's option, either (i) Citibank's Alternate Base Rate III plus 1.5% (the "Base Rate") or (ii) LIBOR plus 2.5% (the "LIBOR Rate"). Interest at the Base Rate is payable quarterly. Interest at the LIBOR Rate is payable at the end of each one-, two-, three-, or six-month period (a "LIBOR Interest Period"), as selected by the Company, except that, with respect to any LIBOR Interest Period of six months, accrued and unpaid interest will be payable at the end of the third and sixth months of such LIBOR Interest Period.

     Under certain circumstances, the Company will be required to apply to the repayment or redemption of the Series A Secured Notes a portion of the net proceeds realized from (i) the sale, conveyance, or other disposition of collateral securing the Series A Secured Notes or (ii) the sale by the Company for its own account of shares of its capital stock.

THE SENIOR CONVERTIBLE DISCOUNT NOTES

     The Convertible Notes are unsecured obligations of the Company which mature on February 15, 2004 and bear interest at the rate of 6.0% payable semiannually on February 15 and August 15, commencing August 15, 1995; provided, however, that such interest rate will be reset effective as of February 15, 1995 to a rate (not to exceed 10% per annum) equal to the sum of (i) the average rate for hypothetical Eight-Year Treasury Notes during the 20 consecutive trading days ending February 15, 1995 and (ii) 200 basis points, unless the per share closing price of the Common Stock is at least equal to $32.00 or $35.00, respectively, for

===============================================================================

20 consecutive trading days in any of the first or second 12-month periods following February 15, 1993. The Convertible Notes will not bear cash interest prior to February 15, 1995, but will accrete from the deemed issue price as of the POR Effective Date of $835.81 per $1,000 of stated principal amount to such stated principal amount at the rate of 6.0% per annum compounded semiannually during the period from February 3, 1992 to February 15, 1995.

     On each of February 15, 2002 and 2003, the Company will pay an amount equal to 33.3% of the aggregate stated principal amount of the Convertible Notes initially outstanding, and will pay any remaining balance on February 15, 2004, in each case together with accrued interest to the date of payment. In addition, subject to the limitations contained in certain other debt instruments to which the Company is a party, at any time on or after February 15, 1995, the Company may make optional prepayments or redemptions of the Convertible Notes in whole or part. All such prepayments will be made at 100% of the stated principal amount so prepaid or redeemed, together with interest accrued to the date of prepayment or redemption.

     At any time at the option of a holder of Convertible Notes, such holder will have the right to convert the principal of any such holder's Convertible Notes that is $100,000 stated principal amount or an integral multiple of such amount (or such lesser stated principal amount that represents all of such holder's Convertible Notes) into fully-paid and non-assessable shares of Common Stock at the rate of 27.86 shares of Common Stock for each $1,000 stated principal amount of Convertible Notes, provided that such conversion rate will be appropriately adjusted in order to prevent dilution of such conversion rights in the event of certain changes in or events affecting the Common Stock and certain consolidations, mergers, sales, leases, transfers, or other dispositions to which the Company is a party. In addition, if at any time the closing per share price of the Common Stock is $42.00 or more for 20 consecutive trading days, or if the aggregate outstanding stated principal amount of the Convertible Notes is $12.5 million or less, the Company may require the conversion of all outstanding Convertible Notes into Common Stock.

     As of January 29, 1994, holders of $158.0 million of the Convertible Notes have exchanged such notes, per the agreement, for registered notes having the same terms as the original unregistered notes.

SUBSIDIARY TRADE OBLIGATIONS

     In addition to the cash distribution made on the POR Effective Date, the holders of certain allowed general unsecured prepetition claims against certain of the Company's subsidiaries are entitled pursuant to the POR to receive an additional cash payment on February 4, 1995.

     The obligations of the applicable subsidiaries of the Company (the "Subsidiary Trade Obligors") to make such payments (the "Subsidiary Trade Obligations") have been estimated by the Company at $101.5 million in the aggregate, exclusive of interest. The Subsidiary Trade Obligations bear interest at the rate of 6.94% per annum, payable annually on February 15, commencing on February 15, 1993. The Subsidiary Trade Obligations are unsecured obligations of the applicable Subsidiary Trade Obligors, guaranteed by the Company on a subordinated basis. The terms of the POR relating to the Subsidiary Trade Obligations include certain restrictions on, among other things, the incurrence of indebtedness by the Subsidiary Trade Obligors and the payment of dividends by the Subsidiary Trade Obligors or the Company.

WORKING CAPITAL FACILITY

     On May 29, 1992, the Company entered into a three-year revolving credit loan and letter of credit agreement (the "Revolving Credit Agreement") with a syndicate of banks. The Revolving Credit Agreement, which expires on April 3, 1995, provides for direct borrowings and the issuance of letters of credit in an aggregate amount of up to $380.0 million (the "Working Capital Facility"). The rate of interest on the borrowings is LIBOR plus 2% (1.5% beginning May 1994) per annum or the Base Rate (described in the Revolving Credit Agreement) plus 1% (0.5% beginning May 1994) per annum payable quarterly in arrears. A commitment fee of 0.5% per annum is payable quarterly in arrears on the average daily unused portion of the

===============================================================================

facility. Fees for outstanding letters of credit are 1.5% (1% beginning May
1994) per annum for outstanding trade letters of credit and 2% (1.5% beginning May 1994) per annum for outstanding stand-by letters of credit. The Company's obligations under the Revolving Credit Agreement are secured by the stock of certain operating subsidiaries. The Revolving Credit Agreement contains restrictive covenants, including limitations on capital expenditures, additional borrowings and dividends; requires the Company to achieve certain financial ratios; and requires an annual "clean-up" during the fourth fiscal quarter of each year. During 1993 and 1992, there were no revolving credit borrowings under the Working Capital Facility and, as of January 29, 1994 and January 30, 1993, the aggregate face amount of letters of credit outstanding was $64.1 million and $86.3 million, respectively.

     Interest and financing costs were as follows:

                                           52 WEEKS ENDED      52 WEEKS ENDED   |    52 WEEKS ENDED
                                          JANUARY 29, 1994    JANUARY 30, 1993  |  FEBRUARY 1, 1992
                                          ----------------    ----------------  |  ----------------
                                                                 (MILLIONS)     |
                                                                                |
Interest on debt.........................      $197.5              $232.0       |       $479.8
Amortization of financing costs..........        10.2                21.0       |         18.3
Interest on capital leases...............         6.0                 5.3       |          6.4
                                               ------              ------       |       ------
     Subtotal............................       213.7               258.3       |        504.5
Less:                                                                           |
Interest capitalized on construction.....        (0.2)               (0.1)      |         (0.2)
Interest income..........................       (49.4)              (60.3)      |        (67.3)
                                               ------              ------       |       ------
                                               $164.1              $197.9       |       $437.0
                                               ======              ======       |       ======

     Up to $600.0 million of combined borrowings under the Series A Secured Notes, the Promissory Note and the Working Capital Facility are subject to interest rate caps of 7% in 1994. Interest expense excludes interest on unsecured prepetition debt obligations of $301.6 million for the 52 weeks ended February 1, 1992.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                           JANUARY 29,      JANUARY 30,
                                                              1994             1993
                                                           -----------      -----------
                                                                    (MILLIONS)
        Merchandise and expense accounts payable........    $   833.4        $   710.0
        Restructuring and consolidation costs...........         71.5            105.9
        Taxes other than income taxes...................         52.5             51.9
        Accrued wages and vacations.....................         50.3             51.9
        Accrued interest................................         25.3             28.2
        Other...........................................        176.7            155.4
                                                            ---------        ---------
                                                            $ 1,209.7        $ 1,103.3
                                                            =========        =========

13. TAXES

     Total income taxes were allocated as follows:

                                                     52 WEEKS ENDED      52 WEEKS ENDED
                                                    JANUARY 29, 1994    JANUARY 30, 1993
                                                    -----------------   ----------------
                                                                 (MILLIONS)
        Income from operations....................       $ 171.0             $ 99.3
        Extraordinary items.......................          (2.3)             (12.7)
                                                         -------            -------
        Total income taxes........................       $ 168.7             $ 86.6
                                                         =======             ======

================================================================================

     Income tax expense (benefit) attributable to income (loss) from operations is as follows:

                                 52 WEEKS ENDED                      52 WEEKS ENDED          |            52 WEEKS ENDED
                                JANUARY 29, 1994                    JANUARY 30, 1993         |           FEBRUARY 1, 1992
                          -----------------------------      ------------------------------  |    ------------------------------
                          CURRENT    DEFERRED    TOTAL       CURRENT    DEFERRED     TOTAL   |    CURRENT    DEFERRED     TOTAL
                          -------    --------    ------      -------    --------    -------  |    -------    --------    -------
                                                                       (MILLIONS)            |
                                                                                             |
Federal.................  $127.9      $ 10.4     $138.3      $ 64.4     $  14.2     $  78.6  |    $(25.9)    $(457.5)    $(483.4)
State and local.........    33.6        (0.9)      32.7        16.1         4.6        20.7  |      42.6      (173.2)     (130.6)
                          ------      ------     ------      ------     -------     -------  |    ------     -------     -------
                          $161.5      $  9.5     $171.0      $ 80.5     $  18.8     $  99.3  |    $ 16.7     $(630.7)    $(614.0)
                          ======      ======     ======      ======     =======     =======  |    ======      ======     =======

     The passage on August 10, 1993 of the federal Omnibus Budget Reconciliation Act of 1993 increased the federal income tax statutory rate from 34% to 35% retroactive to January 1, 1993. The income tax expense (benefit) attributable to income (loss) from operations reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended January 29, 1994 and 34% for the 52 weeks ended January 30, 1993 and February 1, 1992 to income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principles. The reasons for this difference and their tax effects are as follows:

                                             52 WEEKS ENDED     52 WEEKS ENDED   |   52 WEEKS ENDED
                                            JANUARY 29, 1994   JANUARY 30, 1993  |  FEBRUARY 1, 1992
                                            ----------------   ----------------  | ----------------
                                                                  (MILLIONS)     |
                                                                                 |
Expected tax...............................      $128.7            $   78.9      |    $ (629.0)
Permanent differences arising from:                                              |
  Amortization of intangible assets........         6.6                 6.4      |         16.6
  Certain non-deductible reorganization                                          |
     items.................................          --                  --      |         13.3
Effect of federal tax rate change on                                             |
  deferred income taxes....................        14.2                  --      |           --
Effect of consummation of POR..............          --                  --      |         68.2
State and local income taxes, net of                                             |
  federal income tax expense (benefit).....        21.2                13.7      |        (86.2)
Other......................................         0.3                 0.3      |          3.1
                                                 ------            --------      |     --------
                                                 $171.0            $   99.3      |     $ (614.0)
                                                 ======            ========      |     =========

================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                           JANUARY 29,      JANUARY 30,
                                                              1994             1993
                                                           -----------      -----------
                                                                    (MILLIONS)
        Deferred tax assets:
          Accrued liabilities accounted for on a cash
             basis for tax purposes.....................    $   130.1        $   144.2
          Postretirement benefits other than pensions...         78.4             78.3
          Capital lease debt............................         22.7             23.1
          Allowance for doubtful accounts...............         14.8             17.7
          Alternative minimum tax credit
             carryforwards..............................         21.0             25.8
          Other.........................................         46.6             32.1
                                                            ---------        ---------
             Total gross deferred tax assets............        313.6            321.2
                                                            ---------        ---------
        Deferred tax liabilities:
          Excess of book basis over tax basis of
             property and equipment.....................       (605.9)          (593.9)
          Prepaid pension expense.......................        (95.2)           (91.0)
          Deferred gain from sale of divisions..........        (82.2)           (80.1)
          Merchandise inventories.......................        (68.1)           (76.4)
          Effects of reorganization transactions........       (167.8)          (130.9)
          Other.........................................         (9.8)            (9.4)
                                                            ---------        ---------
             Total gross deferred tax liabilities.......     (1,029.0)          (981.7)
                                                            ---------        ---------
             Net deferred tax liability.................    $  (715.4)       $  (660.5)
                                                            =========        =========

     As of January 29, 1994, the Company had alternative minimum tax credit carryforwards of $21.0 million which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     In connection with the POR and the joint plan of reorganization of Federated Stores, Inc. ("FSI"), the former parent of Federated and Allied and certain of its subsidiaries, the FSI consolidated tax group (which, with respect to periods prior to the POR Effective Date, included the Federated/Allied Companies) triggered certain gains (the "Gains") estimated at approximately $1,800.0 million. Under applicable federal tax law, each member of the FSI consolidated tax group would be severally liable for the entire amount of any tax liability incurred by any other member of the group, generally, prior to the POR Effective Date. Under an indemnification agreement entered into pursuant to the POR, among other things, Ralphs Grocery Company ("Ralphs"), a former subsidiary of FSI, would generally be liable to the Company for 21% of the first $71.43 million in tax liability with respect to the Gains and the Company would indemnify Ralphs for any tax liability above that amount. The Company believes that net operating and capital losses ("NOLs") sufficient to offset the Gains were available at the time the Gains were triggered and, accordingly, that the Company will have no regular federal income tax liability in respect thereof and that it has adequately provided for its estimated alternative minimum tax liability. Management does not expect that the resolution of issues related to the POR will have a material adverse effect on the Company's financial position. Further, the realization of any unrecorded tax benefits related to the NOLs generated prior to the POR Effective Date will be recorded as reductions of reorganization value in excess of amounts allocable to identifiable assets.

     In connection with the Chapter 11 cases, the Internal Revenue Service ("IRS") audited the tax returns of the Federated/Allied Companies and the FSI consolidated tax group for tax years 1984 through 1989 and asserted certain claims against the Federated/Allied Companies and other members of the FSI consolidated tax group. The issues raised by the IRS audit were resolved by agreement with the IRS in the Chapter 11

================================================================================

cases except for two issues involving the use by the Federated/Allied Companies of an aggregate of $27.0 million of NOLs of an acquired company and the deductibility of approximately $176.3 million of so-called "break-up fees". These issues were litigated before the Bankruptcy Court and resolved in favor of the Federated/Allied Companies; however, on January 21, 1992, the IRS filed a notice of appeal of the Bankruptcy Court's determination of these issues to the United States District Court for the Southern District of Ohio, where such appeal is currently pending. Management does not expect that the resolution of these issues will have a material adverse effect on the Company's financial position.

14. RETIREMENT PLANS

     The Company has defined benefit plans ("Pension Plans") and a defined contribution plan ("Profit Sharing Plan") which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended January 29, 1994, net retirement expense for these plans totaled $2.7 million, and for the 52 weeks ended January 30, 1993 and the 52 weeks ended February 1, 1992, net retirement income totaled $1.1 million and $2.0 million, respectively.

     Measurements of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plan are calculated as of December 31 of each year. In addition, for such plans, the discount rate used to determine the actuarial present value of projected benefit obligations was 7.0% as of December 31, 1993 and 8.0% as of December 31, 1992. The assumed rate of increase in future compensation levels was 5.0% as of December 31, 1993 and 4.5% as of December 31, 1992. The long-term rate of return on assets (Pension Plans only) was 9.75% as of December 31, 1993 and 10.0% as of December 31, 1992.

PENSION PLANS

     Net pension income for the Company's Pension Plans included the following actuarially determined components:

                                           52 WEEKS ENDED      52 WEEKS ENDED   |    52 WEEKS ENDED
                                          JANUARY 29, 1994    JANUARY 30, 1993  |   FEBRUARY 1, 1992
                                          ----------------    ----------------  |   ----------------
                                                                 (MILLIONS)     |
                                                                                |
Service cost.............................      $ 17.5              $ 16.8       |        $ 16.7
Interest cost............................        39.0                36.9       |          37.4
Actual return on assets..................       (94.1)              (48.6)      |        (138.6)
Net amortization and deferrals...........        24.9               (19.6)      |          74.5
Cost of special termination benefits.....         7.8                  --       |            --
                                               ------              ------       |        ------
                                               $ (4.9)             $(14.5)      |        $(10.0)
                                               ======              ======       |        ======

================================================================================

     The following table sets forth the projected actuarial present value of benefit obligations and funded status at December 31, 1993 and 1992, for the Pension Plans:

                                                       DECEMBER 31,      DECEMBER 31,
                                                           1993              1992
                                                       ------------      ------------
                                                                 (MILLIONS)
        Accumulated benefit obligations.............     $  536.4          $  486.4
        Less: Present value of net accumulated
          benefits available under the Profit
          Sharing Plan..............................         43.5              48.7
                                                         --------          --------
        Net accumulated benefit obligations,
          including vested benefits of $478.7
          million and $422.2 million,
          respectively..............................        492.9             437.7
        Projected compensation increases............         75.7              60.0
                                                         --------          --------
        Projected benefit obligations...............        568.6             497.7
                                                         --------          --------
        Plan assets (primarily stocks, bonds and
          U.S. government securities)...............        744.9             706.8
        Unrecognized loss...........................         52.9              24.1
        Unrecognized prior service cost.............          8.9                --
                                                         --------          --------
                                                            806.7             730.9
                                                         --------          --------
        Prepaid pension expense.....................     $  238.1          $  233.2
                                                         ========          ========

     The Company's policy is to fund the Pension Plans at or above the minimum required by law. At December 31, 1993 and 1992, the Company had met the full funding limitation. Plan assets are held by independent trustees.

     In connection with a salary reduction program at one division, the Company provided, in 1993, $7.8 million of special termination benefits to eligible employees who elected to retire within a specified time period.

     One of the Company's Pension Plans was amended effective January 1, 1993 to reflect then current salary levels. This amendment resulted in an increase of $9.9 million in the accumulated benefit obligation, which is being recognized over an amortization period of 10.1 years.

SUPPLEMENTARY RETIREMENT PLAN

     Net pension expense for the supplementary retirement plan included the following actuarially determined components:

                                           52 WEEKS ENDED      52 WEEKS ENDED   |   52 WEEKS ENDED
                                          JANUARY 29, 1994    JANUARY 30, 1993  |  FEBRUARY 1, 1992
                                          ----------------    ----------------  |  ----------------
                                                                 (MILLIONS)     |
                                                                                |
Service cost.............................      $  0.3              $  0.3       |       $  1.0
Prior service cost.......................          --                 7.9       |           --
Interest cost on projected benefit                                              |
  obligations............................         1.2                 0.6       |          2.0
Net amortization and deferral............        (0.3)               (0.4)      |          0.9
                                               ------              ------       |       ------
                                               $  1.2              $  8.4       |       $  3.9
                                               ======              ======       |       ======

===============================================================================

     The following table sets forth the projected actuarial present value of unfunded benefit obligations at December 31, 1993 and 1992, for the supplementary retirement plan:

                                                       DECEMBER 31,      DECEMBER 31,
                                                           1993              1992
                                                       ------------      ------------
                                                                 (MILLIONS)
        Accumulated benefit obligations, including
          vested benefits of $14.0 million and $12.0
          million, respectively.....................     $   14.2          $   12.4
        Projected compensation increases............          3.5               3.2
                                                         --------          --------
        Projected benefit obligations...............         17.7              15.6
        Unrecognized gain...........................          3.6               4.1
        Unrecognized prior service cost.............         (1.1)               --
                                                         --------          --------
        Accrued supplementary retirement
          obligation................................     $   20.2          $   19.7
                                                         ========          ========

     In December 1992, the Company reestablished a percentage of the benefits for former employees who had retired prior to the Petition Date. This action increased the accumulated benefit obligation by $7.9 million at December 31, 1992, which was expensed as prior service cost in the 52 weeks ended January 30, 1993.

PROFIT SHARING PLAN

     The Profit Sharing Plan includes a voluntary savings feature for eligible employees. The Company's contribution is based on the Company's annual earnings. The minimum Company contribution is 20% of employee's eligible savings. Profit sharing expense amounted to $6.4 million for the 52 weeks ended January 29, 1994, $5.0 million for the 52 weeks ended January 30, 1993, and $4.1 million for the 52 weeks ended February 1, 1992. The Profit Sharing Plan had net assets at December 31, 1993, aggregating $635.3 million held in independent trusts.

DEFERRED COMPENSATION PLAN

     During 1993, the Company implemented a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution of stock credits currently outstanding. At January 29, 1994, the liability under the plan which is reflected in other liabilities is $1.1 million. Expense for the 52 weeks ended January 29, 1994 was immaterial.

15. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     In addition to providing pension and other supplemental benefits, certain retired employees are currently provided with specified health care, life insurance, and certain other benefits. Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to employees who retire after a certain age with specified years of service. The Company has the right to modify or terminate these benefits for employees who retire after the Petition Date. Health care and life insurance benefits are provided to both retired and active employees through medical benefit trusts and insurance companies. Based on a change in the retiree health care coverage, employees hired on January 1, 1994 or later will not be eligible for retiree health care benefits.

===============================================================================

     Net postretirement benefit expense included the following actuarially determined components:

                                                 52 WEEKS ENDED      52 WEEKS ENDED
                                                JANUARY 29, 1994    JANUARY 30, 1993
                                                ----------------    ----------------
                                                             (MILLIONS)
            Service cost.......................      $  1.0              $  3.5
            Interest cost......................         9.7                15.1
            Net amortization and deferral......        (5.8)                 --
                                                     ------              ------
                                                     $  4.9              $ 18.6
                                                     ======              ======

     The measurement of the postretirement benefit obligations is calculated as of December 31. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations for the plans at December 31, 1993 and 1992:

                                                           DECEMBER 31,     DECEMBER 31,
                                                              1993             1992
                                                           -----------      -----------
                                                                    (MILLIONS)
        Accumulated postretirement benefit obligation:
        Retirees........................................    $   112.0        $   148.7
        Fully eligible active plan participants.........         14.6             26.0
        Other active plan participants..................         11.4             26.6
                                                            ---------        ---------
        Accumulated postretirement benefit obligation...        138.0            201.3
        Unrecognized net gain...........................         35.5               --
        Unrecognized prior service cost.................         22.9               --
                                                            ---------        ---------
        Accrued postretirement benefit obligation.......    $   196.4        $   201.3
                                                            =========        =========

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% as of December 31, 1993 and 8.0% as of December 31, 1992. As of January 1, 1993, the Company revised certain assumptions and estimates related to the cost of certain other benefits. The resulting unrecognized gain is being recognized over an amortization period of
12.8 years.

     On January 1, 1993, all but two subsidiaries changed the retiree health care benefits and the remaining two subsidiaries adopted the changes on July 1, 1993. As a result of these changes, the future benefits provided by the Company for employees who retire after the Petition Date and were hired prior to January 1, 1994, is based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. The effect of adopting the benefit changes is reflected as a $24.7 million reduction of the accumulated postretirement benefit obligation and is being recognized over an amortization period of 11.4 years.

16. EQUITY PLAN

     The Company has implemented an equity plan intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. The Equity Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries. The Equity Plan also provides for the award of options to non-employee directors. A maximum of
9.6 million shares of Common Stock may be issued pursuant to the Equity Plan, not more than 1.45 million of which may be awarded in the form of restricted stock.

================================================================================

     Stock option transactions are as follows:

                                                52 WEEKS ENDED                 52 WEEKS ENDED
                                               JANUARY 29, 1994               JANUARY 30, 1993
                                          ---------------------------    ---------------------------
         (SHARES IN THOUSANDS)            SHARES       GRANT PRICE       SHARES       GRANT PRICE
                                          -------    ----------------    -------    ----------------
Outstanding, beginning of year..........  1,828.5    $  11.625-18.375         --    $             --
Granted.................................  1,575.3       19.375-25.000    1,948.7       11.625-18.375
Cancelled...............................   (268.2)      15.625-20.875     (120.2)      13.375-16.875
Exercised...............................    (97.1)      11.625-16.875         --                  --
                                          -------    ----------------    -------    ----------------
Outstanding, end of year................  3,038.5    $  11.625-25.000    1,828.5    $  11.625-18.375
                                          =======    ================    =======    ================
Exercisable, end of year................    814.1    $  11.625-20.875         --    $             --
                                          =======    ================    =======    ================

As of January 29, 1994, 5,695,500 shares of Common Stock are available for additional grants pursuant to the Equity Plan, of which not more than 681,100 may be awarded in the form of restricted stock.

17. SHAREHOLDERS' EQUITY

     The authorized shares of the Company consist of 125.0 million shares of preferred stock ("Preferred Stock"), par value of $.01 per share with no shares issued and 250.0 million shares of Common Stock, par value of $.01 per share with 126.3 million and 126.0 million shares of Common Stock issued and outstanding at January 29, 1994 and January 30, 1993, respectively.

     In addition to shares issued under the Equity Plan and the deferred compensation plan, 0.2 million shares were issued in 1993 to certain prepetition creditors upon realization of a $5.0 million insurance recovery.

COMMON STOCK

     The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. However, it is not presently anticipated that dividends will be paid on Common Stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends. All of the outstanding shares of Common Stock issued pursuant to the POR are fully paid and nonassessable.

PREFERRED SHARE PURCHASE RIGHTS

     Each share of Common Stock is accompanied by one right (a "Right") issued pursuant to the Share Purchase Rights Agreement between the Company and The Bank of New York, as Rights Agent. Each Right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"), of the Company at a price (the "Purchase Price") of $62.50 per one one-hundredth of a Series A Preferred Share (subject to adjustment).

     In general, the Rights will not become exercisable or transferable apart from the shares of Common Stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 20% or more of the outstanding shares of Common Stock (any such person or group of persons being referred to as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock having a market value equal to two times the Purchase Price. The Rights will expire on February 4, 2002, unless earlier redeemed by the Company at a redemption price of $.03 per Right (subject to adjustment).

================================================================================

FUTURE STOCK ISSUANCES

     The Company is authorized to issue 8.6 million shares of Common Stock (subject to adjustment) upon the conversion of the Convertible Notes and 5.2 million shares of Common Stock (subject to adjustment) upon the exercise of the Series A Warrants and Series B Warrants. The Series A Warrants were issued under the Series A Warrant Agreement between the Company and The Bank of New York, as Warrant Agent (the "Series A Warrant Agreement"). The Series B Warrants were issued under the Series B Warrant Agreement between the Company and The First Boston Corporation, as the initial holder of the Series B Warrants (the "Series B Warrant Agreement"). Each warrant, when exercised, will entitle the holder thereof to acquire 1.047 shares of Common Stock at an exercise price of (i) $25.00 per warrant, in the case of the Series A Warrants, or (ii) $35.00 per warrant, in the case of the Series B Warrants.

     The Series A Warrants are transferable. The Series B Warrants are not transferable prior to February 4, 1995. There are 4.2 million shares of Common Stock subject to the Series A Warrants and 1.0 million shares of Common Stock subject to the Series B Warrants, in each case subject to adjustment in certain events to prevent dilution of the rights conferred thereby as set forth in the applicable Warrant Agreement. The Series A Warrants expire February 15, 1996 and the Series B Warrants expire February 15, 2000.

                                           52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                          JANUARY 29, 1994    JANUARY 30, 1993    FEBRUARY 1, 1992
                                          ----------------    ----------------    ----------------
                                                                 (MILLIONS)
Preferred stock.........................      $     --            $     --            $     --
                                              --------            --------            --------
Common stock:
     Balance, beginning of year.........           1.3                 0.8                  --
     Issuance of common stock...........            --                 0.5                 0.8
                                              --------            --------            --------
     Balance, end of year...............           1.3                 1.3                 0.8
                                              --------            --------            --------
Additional paid-in capital:
     Balance, beginning of year.........       1,968.0             1,453.3               915.3
     Issuance of common stock...........           7.7               514.7             2,015.4
     Eliminate deficit in accumulated
       earnings.........................            --                  --            (1,477.4)
                                              --------            --------            --------
     Balance, end of year...............       1,975.7             1,968.0             1,453.3
                                              --------            --------            --------
Unearned restricted stock:
     Balance, beginning of year.........          (7.3)                 --                  --
     Cancellation (issuance) of common
       stock............................           0.1               (13.1)                 --
     Amortization.......................           3.1                 5.8                  --
                                              --------            --------            --------
     Balance, end of year...............          (4.1)               (7.3)                 --
                                              --------            --------            --------
Treasury stock:
     Balance, beginning of year.........            --                  --                  --
     Additions..........................          (0.9)                 --                  --
                                              --------            --------            --------
     Balance, end of year...............          (0.9)                 --                  --
                                              --------            --------            --------
Accumulated equity (deficit):
     Balance, beginning of year.........         113.0                  --            (2,313.8)
     Net income.........................         193.2               113.0               836.4
     Eliminate deficit in accumulated
       earnings.........................            --                  --             1,477.4
     Balance, end of year...............         306.2               113.0                  --
                                              --------            --------            --------
Total shareholders' equity..............      $2,278.2            $2,075.0            $1,454.1
                                              ========            ========            ========

================================================================================

     Changes in the number of shares held in the treasury for the 52 weeks ended January 29, 1994, are as follows:

                                               (THOUSANDS)
     Balance, beginning of year..............        --
     Additions:
          Restricted stock...................       8.5
          Deferred compensation plan.........      32.1
                                                  -----
     Balance, end of year....................      40.6
                                                  =====

     Additions to treasury stock for restricted stock represent shares accepted in lieu of cash to cover employee tax liability upon lapse of restrictions. Under the deferred compensation plan, shares are maintained in a trust to cover the number estimated to be needed for distribution of stock credits currently outstanding.

18. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  CASH AND SHORT-TERM INVESTMENTS

     The carrying amount approximates fair value because of the short maturity of these instruments.

  ACCOUNTS RECEIVABLE

     The carrying amount approximates fair value because of the short average maturity of the instruments, and bad debt expense can be reasonably estimated and has been reserved for against the receivable balance.

  NOTES RECEIVABLE

     The fair value of notes receivable is estimated using discounted cash flow analysis, based on estimated market discount rates.

  OTHER ASSETS

     No quoted market prices exist for the Company's long-term investments and, therefore, a reasonable estimate of fair value could not be made without incurring excessive costs. Additional information pertinent to the value of the investments is provided below.

  LONG-TERM DEBT

     The fair values of the Company's long-term debt are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  INTEREST RATE SWAP AGREEMENT

     The fair value of the interest rate swap agreement is obtained from dealer quotes. The value represents the estimated amount the Company would pay to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. The interest rate swap agreement pertains to the note monetization facility and although currently in a net payable position, management intends to hold the agreement to its maturity date or until conditions are favorable to refinance the note monetization facility.

================================================================================

  INTEREST RATE CAP AGREEMENTS

     The fair values of the interest rate cap agreements are estimated based on current settlement prices of comparable contracts obtained from dealer quotes.

     The estimated fair values of the Company's financial instruments are as follows:

                                            JANUARY 29, 1994               JANUARY 30, 1993
                                      ----------------------------   ----------------------------
                                         CARRYING          FAIR         CARRYING          FAIR
                                          AMOUNT          VALUE          AMOUNT          VALUE
                                      ---------------   ----------   ---------------   ----------
                                                              (MILLIONS)
Cash and short-term investments.....     $   222.4       $  222.4       $   567.0       $  567.0
Notes receivable....................         408.8          459.7           419.7          428.6
Other assets........................         475.2            N/A            25.9            N/A
Long-term debt......................       2,732.9        2,843.1         2,755.7        2,770.7
Interest rate swap agreement........            --          (63.3)             --          (65.0)
Interest rate cap agreements........           6.7             --            10.1            6.2

     It is not practicable to estimate the fair market value of the Company's investment in the secured claim against Macy as a result of the uncertainty related to the outcome of Macy's chapter 11 reorganization proceedings. The secured claim in Macy is carried at its original cost of $449.3 million in the Consolidated Balance Sheet at January 29, 1994. (See Note 10.)

     Further, it is not practicable to estimate the fair value of the Company's investment in Ralphs (approximately 6.58% of the issued common stock) due to lack of a quoted market price. The investment is carried at its original cost of $25.9 million in the Consolidated Balance Sheet at January 29, 1994 and January 30, 1993. Revenues and net loss reported by Ralphs were $2,843.8 million and $76.1 million, respectively, for the year ended January 30, 1993 and revenues and net income were $1,874.2 million and $23.8 million, respectively, for the 36 weeks ended October 10, 1993. At October 10, 1993, Ralphs reported total assets of $1,363.9 million and shareholders' deficit of $109.5 million.

     Commitments to extend credit under revolving agreements relate primarily to the aggregate unused credit limits for the Company's credit plans. These commitments generally can be terminated at the option of the Company. It is unlikely the total commitment amount will represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to trade receivables is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited due to the Company's large number of customers and their dispersion across many regions.

================================================================================

19. QUARTERLY RESULTS (UNAUDITED)

     Unaudited quarterly results for the 52 weeks ended January 29, 1994 and the 52 weeks ended January 30, 1993, were as follows:

                                                FIRST        SECOND       THIRD        FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                                               --------     --------     --------     --------
                                                      (MILLIONS, EXCEPT PER SHARE DATA)
52 Weeks Ended January 29, 1994:
  Net sales..................................  $1,590.3     $1,502.3     $1,789.3     $2,347.5
  Operating income...........................      82.9         58.4        103.0        287.6
  Income before extraordinary items..........      21.7          8.8         20.3        146.0
  Net income.................................  $   18.1     $    8.8     $   20.3     $  146.0
  Earnings per share:
     Income before extraordinary items.......  $    .17     $    .07     $    .16     $   1.16
     Net income..............................       .14          .07          .16         1.16
  Fully diluted earnings per share:
     Income before extraordinary items.......       .17          .07          .16         1.10
     Net income..............................       .14          .07          .16         1.10
52 Weeks Ended January 30, 1993:
  Net sales..................................  $1,571.7     $1,457.2     $1,789.0     $2,262.0
  Operating income...........................      80.2         27.3         99.5        222.9
  Income (loss) before extraordinary items...      11.8        (15.8)        31.6        105.1
  Net income (loss)..........................  $   11.8     $  (29.4)    $   31.6     $   99.0
  Earnings per share:
     Income (loss) before extraordinary
       items.................................  $    .15     $   (.14)    $    .25     $    .83
     Net income (loss).......................       .15         (.26)         .25          .78
  Fully diluted earnings per share:
     Income (loss) before extraordinary
       items.................................       .15         (.14)         .25          .80
     Net income (loss).......................       .15         (.26)         .25          .75

20. LEGAL PROCEEDINGS

     Notwithstanding the confirmation and effectiveness of the POR, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Federated/Allied Companies, resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the POR, and to resolve other matters that may arise in connection with or relate to the POR. The Company, upon emergence from Chapter 11, provided for the payment of all remaining bankruptcy claims based upon management's estimate of the amount of such claims that would ultimately be allowed by the Bankruptcy Court. During 1993, the Company reduced accrued liabilities and selling, general and administrative expenses by $24.0 million to reflect the favorable settlement of disputed bankruptcy claims. Management believes that the Company has adequately provided for the resolution of all bankruptcy claims and other matters related to the POR remaining at January 29, 1994.

     The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial position.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                           PAGE
                                                                                           ----
Schedule II    -- Amounts Receivable from Related Parties and Underwriters, Promoters
                  and Employees Other than Related Parties..............................   S-2
Schedule V     -- Property, Plant and Equipment.........................................   S-3
Schedule VI    -- Accumulated Depreciation, Depletion and Amortization of Property,
                  Plant and Equipment..................................................    S-4
Schedule VIII  -- Valuation and Qualifying Accounts.....................................   S-5
Schedule IX    -- Short-Term Borrowings.................................................   S-6
Schedule X     -- Supplementary Income Statement Information............................   S-7

     All other schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

                                                                     SCHEDULE II

                       FEDERATED DEPARTMENT STORES, INC.

                 SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS AND
                      EMPLOYEES OTHER THAN RELATED PARTIES
=================================================================================================================
           COLUMN A                 COLUMN B         COLUMN C             COLUMN D                  COLUMN E
- ------------------------------------------------------------------------------------------------------------------
                                                                                                   BALANCE AT
                                                                         DEDUCTIONS               END OF PERIOD
                                                                    ---------------------     ---------------------
                                                                      (1)          (2)          (1)          (2)
                                   BALANCE AT                                    AMOUNTS
                                  BEGINNING OF                      AMOUNTS      WRITTEN                     NOT
        NAME OF DEBTOR               PERIOD         ADDITIONS       COLLECTED      OFF        CURRENT      CURRENT
- ------------------------------------------------------------------------------------------------------------------
James E. Gray.................      $500,000         $       --     $     --     $     --     $     --     $500,000
Gordon R. Cooke...............       200,000                 --      200,000           --           --           --
Rudolph V. Javosky............       125,000                 --       25,000           --       25,000       75,000
Carl Tooker...................       150,000                 --      150,000           --           --           --

     In July 1988, Federated made a loan in the amount of $500,000 to Mr. James
E. Gray, President of Burdines, in connection with his relocation from Los Angeles, California to Miami, Florida. The note is interest free as long as he is an employee of the Company and is due the earlier of June 30, 1995 or termination.

     In August 1988, Federated made a loan in the amount of $200,000 to Mr. Gordon R. Cooke, Chief Executive Officer of Bloomingdale's By Mail Ltd., in connection with his relocation to New York. The loan bore interest at a rate of 8% per annum and was due in installments from August 19, 1994 through August 19, 1998. His employment with the Company ended in November 1993 and the balance of the loan was paid at that time.

     In July 1988, Federated made a loan in the amount of $225,000 to Mr. Rudolph V. Javosky, Senior Vice President of the Company, in connection with his relocation from New York to Cincinnati, Ohio. The loan is interest free as long as there is no default and is due in installments from August 1, 1989 through August 1, 1997.

     In September 1990, Federated made a loan in the amount of $150,000 to Mr. Carl Tooker, Chairman of Rich's, in connection with his relocation from Massachusetts to Georgia. The loan bore interest at a rate of 10% per annum and was due in installments from April 1, 1993 through April 1, 1995. His employment with the Company ended in June 1993 and the balance of the loan was paid at that time.

                                                                      SCHEDULE V
                       FEDERATED DEPARTMENT STORES, INC.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                  (THOUSANDS)
============================================================================================================
            COLUMN A                  COLUMN B       COLUMN C       COLUMN D       COLUMN E        COLUMN F
- -------------------------------------------------------------------------------------------------------------
                                                                                     OTHER
                                     BALANCE AT                                    CHANGES--
                                     BEGINNING      ADDITIONS                         ADD         BALANCE AT
                                         OF             AT                         (DEDUCT)         END OF
         CLASSIFICATION                PERIOD          COST        RETIREMENTS     DESCRIBE         PERIOD
- ------------------------------------------------------------------------------------------------------------
                                                                                     (NOTE A)
52 Weeks Ended January 29, 1994:
  Land...........................    $  446,481     $    3,818     $      426     $    (3,898)    $  445,975
  Buildings, substantially all on
     owned land..................       873,276         34,422          1,685          (6,166)       899,847
  Buildings on leased land, im-
     provements to leased
     properties and leaseholds...       508,951         38,169          1,245           3,571        549,446
  Store fixtures and equipment...       782,888        233,000         18,897            (636)       996,355
  Property not used in
     operations..................         6,074             --             --             534          6,608
  Capital leases.................        50,049          3,551          4,604              --         48,996
                                     ----------     ----------     ----------     -----------     ----------
                                     $2,667,719     $  312,960     $   26,857     $    (6,595)    $2,947,227
                                     ==========     ==========     ==========     ===========     ==========
52 Weeks Ended January 30, 1993:
  Land...........................    $  455,044     $      503     $       --     $    (9,066)    $  446,481
  Buildings, substantially all on
     owned land..................       850,162         18,374            569           5,309        873,276
  Buildings on leased land, im-
     provements to leased
     properties and leaseholds...       512,821         11,693          6,445          (9,118)       508,951
  Store fixtures and equipment...       634,825        167,798         18,619          (1,116)       782,888
  Property not used in
     operations..................         5,935            137             --               2          6,074
  Capital leases.................        40,913          9,426            290              --         50,049
                                     ----------     ----------     ----------     -----------     ----------
                                     $2,499,700     $  207,931     $   25,923     $   (13,989)    $2,667,719
                                     ==========     ==========     ==========     ===========     ==========
52 Weeks Ended February 1, 1992:
  Land...........................    $  494,960     $       --     $       --     $   (39,916)    $  455,044
  Buildings, substantially all on
     owned land..................     1,130,052         11,985          1,820        (290,055)       850,162
  Buildings on leased land, im-
     provements to leased
     properties and leaseholds...       696,796         27,359          3,478        (207,856)       512,821
  Store fixtures and equipment...       966,171        162,287         42,679        (450,954)       634,825
  Property not used in
     operations..................         6,969             --             --          (1,034)         5,935
  Capital leases.................        75,516             --         11,877         (22,726)        40,913
                                     ----------     ----------     ----------     -----------     ----------
                                     $3,370,464     $  201,631     $   59,854     $(1,012,541)    $2,499,700
                                     ==========     ==========     ==========     ===========     ==========

- ---------------

NOTES:

     (A) Includes transfers to others assets of $6,595,000, $13,989,000 and $242,758,000 in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively, and transfers between classifications. For the year ended February 1, 1992, also includes $769,783,000 for adjustment to fair value as of February 1, 1992.

     (B) Depreciation and amortization are provided primarily on a straight-line basis for book purposes over the shorter of estimated asset lives or lease terms. The more important rates are as follows:



               Buildings and building equipment...............   2% to 5%
               Leaseholds.....................................   Over term of lease
               Store fixtures and equipment...................   6 2/3% to 33 1/3%

                                                                     SCHEDULE VI

                       FEDERATED DEPARTMENT STORES, INC.

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                  (THOUSANDS)

==========================================================================================================
            COLUMN A                  COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
- -----------------------------------------------------------------------------------------------------------
                                                                                       OTHER
                                                     ADDITIONS                    CHANGES --
                                     BALANCE AT     CHARGED TO                           ADD     BALANCE AT
                                     BEGINNING       COSTS AND                      (DEDUCT)        END OF
CLASSIFICATION                       OF PERIOD        EXPENSES     RETIREMENTS      DESCRIBE        PERIOD
- -----------------------------------------------------------------------------------------------------------
                                                                                    (NOTE A)
52 Weeks Ended January 29, 1994:
  Buildings, substantially all on
     owned land..................    $  39,639      $  41,726      $   1,684      $    (514)     $  79,167
  Buildings on leased land, im-
     provements to leased
     properties and leaseholds...       34,755         34,809            777           (759)        68,028
  Store fixtures and equipment...      109,128        125,102         18,943             (6)       215,281
  Property not used in
     operations..................          361            379             --             --            740
  Capital leases.................        5,585          5,898          4,356             --          7,127
                                     ---------      ---------      ---------      ---------      ---------
                                     $ 189,468      $ 207,914      $  25,760      $  (1,279)     $ 370,343
                                     =========      =========      =========      =========      =========
52 Weeks Ended January 30, 1993:
  Buildings, substantially all on
     owned land..................    $      --      $  39,970      $     228      $    (103)     $  39,639
  Buildings on leased land, im-
     provements to leased
     properties and leaseholds...           --         36,118          1,191           (172)        34,755
  Store fixtures and equipment...           --        123,230         13,783           (319)       109,128
  Property not used in
     operations..................           --            361             --             --            361
  Capital leases.................           --          5,875            290             --          5,585
                                     ---------      ---------      ---------      ---------      ---------
                                     $      --      $ 205,554      $  15,492      $    (594)     $ 189,468
                                     =========      =========      =========      =========      =========
52 Weeks Ended February 1,
  1992:..........................
  Buildings, substantially all on
     owned land..................    $ 137,253      $  43,357      $   1,880      $(178,730)     $      --
  Buildings on leased land, im-
     provements to leased
     properties and leaseholds...      125,066         39,357          3,126       (161,297)            --
  Store fixtures and equipment...      337,217        122,687         42,245       (417,659)            --
  Property not used in
     operations..................          630            351             --           (981)            --
  Capital leases.................       20,431          6,434          4,138        (22,727)            --
                                     ---------      ---------      ---------      ---------      ---------
                                     $ 620,597      $ 212,186      $  51,389      $(781,394)     $      --
                                     =========      =========      =========      =========      =========

- ---------------

NOTE:

     (A) Includes transfers to other assets of $1,279,000, $594,000 and $73,244,000 in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively, and transfers between classifications. For the year ended February 1, 1992, also includes $708,150,000 for the write-off of accumulated depreciation as of February 1, 1992.


                                                                   SCHEDULE VIII

                       FEDERATED DEPARTMENT STORES, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

===============================================================================================================
              COLUMN A                    COLUMN B              COLUMN C               COLUMN D       COLUMN E
- ---------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                        -------------------------
                                                                          (2)
                                                           (1)         CHARGED TO     DEDUCTIONS
                                         BALANCE AT     CHARGED TO       OTHER           FROM       BALANCE AT
                                         BEGINNING      COSTS AND      ACCOUNTS--      RESERVES--       END
           CLASSIFICATION                OF PERIOD       EXPENSES       DESCRIBE       DESCRIBE      OF PERIOD
- ---------------------------------------------------------------------------------------------------------------
                                                                                       (NOTE A)
Accounts receivable -- allowance for
  doubtful accounts (applied as a
  reduction of assets):
     Years Ended:
       January 29, 1994..............     $ 45,346       $ 50,251       $     --       $ 58,707       $ 36,890
                                          ========       ========       ========       ========       ========
       January 30, 1993..............     $ 59,193       $ 52,025       $     --       $ 65,872       $ 45,346
                                          ========       ========       ========       ========       ========
       February 1, 1992..............     $ 39,087       $ 87,237       $     --       $ 67,131       $ 59,193
                                          ========       ========       ========       ========       ========

- ---------------

NOTE:

     (A) Excess of uncollectible balances written off over recoveries of accounts previously written off.



                                                                     SCHEDULE IX

                       FEDERATED DEPARTMENT STORES, INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                     (THOUSANDS, EXCEPT INTEREST RATE DATA)

=================================================================================================================
             COLUMN A                  COLUMN B     COLUMN C      COLUMN D        COLUMN E        COLUMN F
- -----------------------------------------------------------------------------------------------------------------
                                                                   MAXIMUM         AVERAGE        WEIGHTED
                                                    WEIGHTED     AMOUNT OUT-     AMOUNT OUT-       AVERAGE
                                        BALANCE     AVERAGE       STANDING        STANDING        INTEREST
       CATEGORY OF AGGREGATE            AT END      INTEREST       DURING          DURING        RATE DURING
       SHORT-TERM BORROWINGS           OF PERIOD      RATE       THE PERIOD      THE PERIOD      THE PERIOD
- -----------------------------------------------------------------------------------------------------------------
                                                                                  (NOTE A)        (NOTE B)
Year Ended January 29, 1994:
     Commercial Paper..............    $      --        --%       $ 119,906       $  26,963          8.85%
Year Ended January 30, 1993:
     Accounts Receivable Facility
       (C).........................    $      --        --%       $ 715,433       $ 522,367          5.48%
     Accounts Receivable Facility
       (D).........................           --        --          478,064         207,387          6.39
Year Ended February 1, 1992:
     Accounts Receivable Facility
       (C).........................    $ 684,153      4.31%       $ 684,153       $ 324,166          8.70%
     Accounts Receivable Facility
       (D).........................      458,269      4.54          520,452         427,060          7.54

- ---------------

NOTE:

     (A) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by the number of days in the fiscal year.

     (B) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding. Short-term interest expense includes loan fees of $1,505,000 for the year ended January 29, 1994, $8,538,000 and $5,101,000 for the year ended January 30, 1993 for the Accounts Receivable Facility of Federated Credit Corporation and Allied Stores Credit Corporation, respectively, and $9,092,000 and $6,253,000 for the year ended February 1, 1992 for the Accounts Receivable Facility of Federated Credit Corporation and Allied Stores Credit Corporation, respectively.

     (C) Accounts Receivable Facility of Federated Credit Corporation.

     (D) Accounts Receivable Facility of Allied Stores Credit Corporation.


                                                                      SCHEDULE X

                       FEDERATED DEPARTMENT STORES, INC.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  (THOUSANDS)

========================================================================================
- ----------------------------------------------------------------------------------------
                COLUMN A                                  COLUMN B
- ----------------------------------------------------------------------------------------
                                                   CHARGED TO COSTS AND EXPENSES
                                            --------------------------------------------

                                              52 WEEKS        52 WEEKS        52 WEEKS
                                               ENDED           ENDED           ENDED
                                            JANUARY 29,     JANUARY 30,     FEBRUARY 1,
                  ITEM                          1994            1993            1992
- ----------------------------------------------------------------------------------------
     Advertising costs..................    $    298,832    $    296,339    $    299,085
                                            ============    ============    ============

- ---------------

NOTE:

     All other information has been omitted since the amounts do not exceed 1% of the total sales reported in the related statement of income.
