Form 10-Q
period 1994-04-30
FEDERATED DEPARTMENT STORES INC
filed 1994-06-14
CIK 34945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended April 30, 1994.






                         FEDERATED DEPARTMENT STORES, INC.
                               7 West Seventh Street
                              Cincinnati, Ohio 45202
                             Telephone: (513) 579-7000




        Delaware                   1-10951                    31-0513863
(State of incorporation)    (Commission File No.)          (I.R.S. Employer
                                                       Identification Number)




Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Act, including subsequent to the distribution of securities under its plan of reorganization, during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

126,596,569 shares of registrant's Common Stock, $.01 par value, were outstanding as of May 28, 1994.

                         PART I -- FINANCIAL INFORMATION

                        FEDERATED DEPARTMENT STORES, INC.

                      Consolidated Statements of Operations
                                    (Unaudited)

                       (thousands, except per share figures)
                                              13 Weeks Ended       13 Weeks Ended
                                              April 30, 1994        May 1, 1993
Net Sales, including leased department
  sales...............................           $1,653,631           $1,590,259

Cost of sales.........................            1,008,136              951,718

Selling, general and administrative
  expenses............................              542,088              555,610

Operating Income......................              103,407               82,931

Interest expense......................              (56,363)             (56,088)

Interest income.......................               11,024               12,816

Income Before Income Taxes and
  Extraordinary Item..................               58,068               39,659

Federal, state and local income tax
  expense.............................              (25,846)            (17,959)

Income Before Extraordinary Item......               32,222              21,700

Extraordinary item - loss on early
  extinguishment of debt, net of tax
  effect of $2,293....................                    -               (3,545)

Net Income............................           $   32,222           $   18,155

Earnings per Share:
  Income before extraordinary item....           $      .25           $      .17
  Extraordinary item..................                    -                 (.03)
    Net Income........................           $      .25           $      .14


Average Number of Shares Outstanding..              126,464              126,209


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          FEDERATED DEPARTMENT STORES, INC.

                            Consolidated Balance Sheets
                                   (Unaudited)

                                   (thousands)


                                             April 30,    January 29,     May 1,
                                               1994          1994          1993
ASSETS:
  Current Assets:
    Cash.................................   $  102,907    $  222,428    $  212,297
    Accounts receivable..................    1,781,938     1,758,935     1,481,572
    Merchandise inventories..............    1,267,958     1,180,844     1,215,283
    Supplies and prepaid expenses........       47,374        46,660        37,245
    Deferred income tax assets...........       86,278        88,754        86,428
       Total Current Assets..............    3,286,455     3,297,621     3,032,825

  Property and Equipment - net...........    2,544,481     2,576,884     2,447,056
  Reorganization Value in Excess of
   Amounts Allocable to Identifiable
   Assets - net..........................      333,029       337,720       351,791
  Notes Receivable.......................      407,757       408,818       420,604
  Other Assets...........................      799,647       798,384       371,246

       Total Assets......................   $7,371,369    $7,419,427    $6,623,522


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current Liabilities:
    Short-term debt......................   $  125,847    $   10,099    $   11,018
    Accounts payable and accrued
      liabilities........................    1,146,702     1,209,744     1,057,435
    Income taxes.........................       78,280       110,209        28,385
       Total Current Liabilities.........    1,350,829     1,330,052     1,096,838

  Long-Term Debt.........................    2,683,233     2,786,724     2,451,463
  Deferred Income Taxes..................      803,159       804,181       754,240
  Other Liabilities......................      220,455       220,226       221,656
  Shareholders' Equity...................    2,313,693     2,278,244     2,099,325

       Total Liabilities and Shareholders'
        Equity...........................   $7,371,369    $7,419,427    $6,623,522


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                           FEDERATED DEPARTMENT STORES, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                      (thousands)
                                             13 Weeks Ended        13 Weeks Ended
                                             April 30, 1994          May 1, 1993
Cash flows from operating activities:
  Net income................................  $   32,222             $  18,155
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization...........      54,716                50,903
    Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets....................       4,691                 4,691
    Amortization of financing costs.........       2,542                 2,537
    Amortization of original issue discount.       4,411                 4,164
    Amortization of unearned restricted
     stock..................................         486                   832
    Loss on early extinguishment of debt....           -                 3,545
    Changes in assets and liabilities:
      (Increase) Decrease in accounts
        receivable..........................     (23,003)               62,262
      Increase in merchandise inventories...     (87,114)              (66,349)
      (Increase) Decrease in supplies and
       prepaid expenses.....................        (714)                2,823
      Decrease in other assets not separately
       identified...........................       3,318                   793
      Decrease in accounts payable and
       accrued liabilities not separately
       identified...........................     (53,940)              (48,846)
      Decrease in current income taxes......     (31,929)              (15,834)
      Increase in deferred income taxes.....       1,454                 7,302
      Increase in other liabilities.........         229                   139
        Net cash provided (used) by operating
         activities.........................     (92,631)               27,117

Cash flows from investing activities:
  Purchase of property and equipment........     (27,822)              (19,708)
  Disposition of property and equipment.....         587                     -
        Net cash used by investing
          activities........................     (27,235)              (19,708)

Cash flows from financing activities:
  Debt issued...............................      14,995                     -
  Financing costs...........................      (1,140)                 (224)
  Debt repaid...............................      (7,149)             (370,202)
  Increase (decrease) in outstanding checks.      (9,102)                2,972
  Acquisition of treasury stock.............        (273)                 (170)
  Issuance of common stock....                     3,014                 5,528
        Net cash provided (used) by financing
          activities........................         345              (362,096)

                                                                   (Continued)

                          FEDERATED DEPARTMENT STORES, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                      (thousands)
                                             13 Weeks Ended        13 Weeks Ended
                                             April 30, 1994          May 1, 1993
Net decrease in cash........................     (119,521)             (354,687)
Cash at beginning of period.................      222,428               566,984

Cash at end of period.......................   $  102,907            $  212,297


Supplemental cash flow information:
 Interest paid..............................   $   45,734            $  49,098
 Interest received..........................   $   11,673            $  11,863
 Income taxes paid (net of refunds received)   $   55,691            $  26,460
 Schedule of noncash investing and financing
  activities:
   Property and equipment transferred to
    other assets............................   $    4,922            $       -



The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                        FEDERATED DEPARTMENT STORES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   Summary of Significant Accounting Policies

     A description of the Company's significant accounting policies is included in the Company's January 29, 1994 Annual Report on Form 10-K (the "1993 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements in the 1993 10-K.

     Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended April 30, 1994 and May 1, 1993 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

     The Consolidated Financial Statements for the 13 weeks ended April 30, 1994 and May 1, 1993, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

2.   Extraordinary Item

     The extraordinary item during the 13 weeks ended May 1, 1993 represents the costs associated with the prepayment of the entire $355.0 million outstanding principal amount of the Company's Series B Secured Notes.

                        FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     Results of Operations

     For purposes of the following discussion, all references to "first quarter of 1994" and "first quarter of 1993" are to the Company's 13-week fiscal periods ended April 30, 1994 and May 1, 1993, respectively.

     Comparison of the 13 Weeks Ended April 30, 1994 and May 1, 1993

     Net sales for the first quarter of 1994 were $1,653.6 million, compared to $1,590.3 million for the first quarter of 1993, an increase of 4.0%. On a comparable store basis, net sales increased 2.1%.

     Cost of sales was 60.9% as a percent of net sales for the first quarter of 1994, compared to 59.9% for the first quarter of 1993. The increase reflects additional markdowns taken to offer increased value to the customer and to keep inventory assortments fresh and fashion current. Cost of sales includes charges of $5.2 million for the first quarter of 1994 compared to $3.9 million in the first quarter of 1993 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 32.8% as a percent of net sales for the first quarter of 1994, compared to 34.9% for the first quarter of 1993. This improvement reflects continued emphasis on controlling variable expenses through centralization of operations, as well as increased revenue from credit operations resulting from higher accounts receivable balances this year. Selling, general and administrative expenses includes finance charge revenues of $74.4 million for the first quarter of 1994, compared to $60.3 million for the first quarter of 1993.

     Net interest expense was $45.3 million for the first quarter of 1994, compared to $43.3 million for the first quarter of 1993. Interest expense for the first quarter of 1994 reflects a full period accrual on the $340.0 million promissory note issued on December 31, 1993.
     Interest expense for the first quarter of 1993 reflects a partial period accrual for the $355.0 million of Series B Secured Notes which were prepaid on March 8, 1993.

     Income tax expense was $25.8 million for the first quarter of 1994. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes principally because of state and local income taxes and permanent differences arising from amortization of reorganization value in excess of amounts allocable to identifiable assets.

     The extraordinary item for the first quarter of 1993, $3.5 million after taxes, represents the costs associated with the prepayment of debt.

     Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash from operations, cash on hand and certain credit facilities that are available to it.

                                   FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


     Net cash used by operating activities was $92.6 million for the first quarter of 1994, a reduction of $119.7 million from the net cash provided of $27.1 million for the first quarter of 1993. This decrease is due primarily to higher accounts receivable balances this year generated by increases in proprietary credit sales and a Company policy change to lower the minimum monthly payment requirements.

     Net cash provided by the Company for all financing activities was $0.3 million for the first quarter of 1994, and net cash used in investing activities was $27.2 million. During the first quarter of 1994, the Company opened one new store, reopened a hurricane-damaged store and closed one store.

     Management believes the department store segment will continue to consolidate. Accordingly, the Company intends from time to time to consider the possible acquisition of department store assets and companies.

     On May 26, 1994, the Company purchased Joseph Horne Co., Inc., a department store retailer operating ten stores in Pittsburgh and Erie, Pennsylvania, for $123.0 million, including the assumption of $40.0 million of mortgage debt and subject to certain post closing adjustments. The acquisition will be accounted for under the purchase method of accounting.

     The ten store locations, which had 1993 sales of approximately $215.0 million, will be merged into the Lazarus department store operation resulting in certain one-time costs that will negatively impact fiscal 1994 earnings.

     Additionally, through its interest in a claim against R. H. Macy & Co., Inc. ("Macy"), the Company has continued to pursue within the bankruptcy process its ultimate objective of working toward a business combination involving Macy. There can be no assurance that the Company will be successful in achieving that objective or, if so, as to the timing and terms thereof.

     Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Any business combination transaction involving the Company and Macy would require the establishment of a revised capital structure for the combined company. Other acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Management's objective is to maintain the Company's debt to equity ratio following any transaction, including any transaction involving Macy, at levels determined to be prudent and not to effect any transaction which would adversely affect the long term value of an investment in the Company.

                         FEDERATED DEPARTMENT STORES, INC.

                          PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of Registrant's shareholders was held on May 20, 1994.

     (b) The shareholders voted on the following items at the meeting:

          (i) The shareholders approved the election of four Class II Directors for a three-year term expiring at the 1997 Annual Meeting of Registrant's shareholders, with the votes for such election as follows: Robert A. Charpie - 108,444,050 votes in favor and 520,425 votes withheld; Earl G. Graves - 108,439,369 votes in favor and 525,106 votes withheld; George V. Grune - 108,452,295 votes in favor and 512,180 votes withheld; and James M. Zimmerman - 108,453,477 votes in favor and 510,998 votes withheld. There were no broker non-votes on this item.

         (ii) The shareholders ratified the employment of KPMG Peat Marwick as the Registrant's independent accountants for the fiscal year ending January 28, 1995. The votes for the ratification were 108,500,130, the votes against the ratification were 265,984, the votes abstained were 198,361 and there were no broker non-votes.

        (iii) The shareholders voted against a resolution by a shareholder to change the date of the Registrant's annual meeting to the second Friday in June. The votes against the resolution were 80,892,329, the votes for the resolution were 13,226,794, the votes abstained were 4,178,263 and the broker non-votes were 10,667,089.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          (11)      Statement re computation of per share earnings.
                    (Filed herewith)

     (b)  Reports on Form 8K

          No reports were filed on Form 8-K during this quarter.

                        FEDERATED DEPARTMENT STORES, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  June 14, 1994                          /s/ Dennis J. Broderick
                                                    Dennis J. Broderick
                                       Senior Vice President, General Counsel
                                                       and Secretary




                                             /s/ John E. Brown
                                                      John E. Brown
                                        Senior Vice President and Controller
                                             (Principal Accounting Officer)

                        FEDERATED DEPARTMENT STORES, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                             FEDERATED DEPARTMENT STORES, INC.



Date  June 14, 1994
                                                 Dennis J. Broderick
                                      Senior Vice President, General Counsel
                                                    and Secretary





                                                    John E. Brown
                                      Senior Vice President and Controller
                                           (Principal Accounting Officer)

                                                                  EXHIBIT 11

                         FEDERATED DEPARTMENT STORES, INC.

              Exhibit of Primary and Fully Diluted Earnings Per Share
                       (thousands, except per share figures)

                                  13 Weeks Ended                13 Weeks Ended
                                  April 30, 1994                  May 1, 1993
                             Shares             Income      Shares         Income
Net income and average
 number of shares
 outstanding................ 126,464           $ 32,222     126,209       $ 18,155

Earnings per share..........         $.25                           $.14

PRIMARY COMPUTATION:

  Average number of common
   share equivalents:

    Shares to be issued
     to the U.S. Treasury...     122                            163

    Deferred compensation
     plan...................      40                              -

    Stock options...........     337                            184

      Adjusted number of
       common and common
       equivalent shares
       outstanding and
       adjusted net income.. 126,963             32,222     126,556         18,155

      Primary earnings per
       share................         $.25                           $.14

FULLY DILUTED COMPUTATION:

  Additional adjustments to
   a fully diluted basis:

      Stock options.........       1                             1

      Adjusted number of
       shares outstanding
       and net income on a
       fully diluted basis.. 126,964           $ 32,222     126,557       $ 18,155


      Fully diluted
       earnings per share...         $.25                           $.14
