Form 10-Q
period 1994-07-30
FEDERATED DEPARTMENT STORES INC
filed 1994-09-13
CIK 34945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended July 30, 1994.






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

126,592,151 shares of registrant's Common Stock, $.01 par value, were outstanding as of August 27, 1994.

                        PART I -- FINANCIAL INFORMATION

                        FEDERATED DEPARTMENT STORES, INC.

                      Consolidated Statements of Operations
                                    (Unaudited)

                      (thousands, except per share figures)
                                     13 Weeks Ended            26 Weeks Ended
                                  July 30,     July 31,     July 30,     July 31,
                                    1994        1993         1994         1993
Net Sales, including leased
 department sales.............  $1,596,100   $1,502,288   $3,249,731   $3,092,547

Cost of sales.................     975,339      903,739    1,983,475    1,855,457

Selling, general and
 administrative expenses......     534,791      540,189    1,076,879    1,095,799

Operating Income..............      85,970       58,360      189,377      141,291

Interest expense..............     (59,318)     (52,363)    (115,681)    (108,451)

Interest income...............      10,620       12,094       21,644       24,910

Unusual item..................     (27,005)           -      (27,005)           -

Income Before Income Taxes and
 Extraordinary Item...........      10,267       18,091       68,335       57,750

Federal, state and local
 income tax expense...........      (6,495)      (9,238)     (32,341)     (27,197)

Income Before Extraordinary
 Item.........................       3,772        8,853       35,994       30,553

Extraordinary item............           -            -            -       (3,545)

Net Income....................  $    3,772   $    8,853   $   35,994   $   27,008

Earnings per Share:
  Income before extraordinary
   item.......................  $      .03   $      .07   $      .28   $      .24
  Extraordinary item..........           -            -            -         (.03)
    Net Income................  $      .03   $      .07   $      .28   $      .21


Average Number of Shares
 Outstanding..................     126,578      126,309      126,517      126,260


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                         FEDERATED DEPARTMENT STORES, INC.

                            Consolidated Balance Sheets
                                   (Unaudited)

                                   (thousands)


                                             July 30,     January 29,   July 31,
                                               1994          1994         1993
ASSETS:
  Current Assets:
    Cash.................................   $   98,135    $  222,428   $  362,082
    Accounts receivable..................    1,791,774     1,758,935    1,364,691
    Merchandise inventories..............    1,341,496     1,180,844    1,209,815
    Supplies and prepaid expenses........       60,188        46,660       51,681
    Deferred income tax assets...........       86,123        88,754       85,150
       Total Current Assets..............    3,377,716     3,297,621    3,073,419

  Property and Equipment - net...........    2,623,798     2,576,884    2,450,234
  Reorganization Value in Excess of
   Amounts Allocable to Identifiable
   Assets - net..........................      328,339       337,720      347,101
  Notes Receivable.......................      407,949       408,818      421,021
  Other Assets...........................      792,354       798,384      374,051

       Total Assets......................   $7,530,156    $7,419,427   $6,665,826


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current Liabilities:
    Short-term debt......................   $  220,602    $   10,099   $   11,364
    Accounts payable and accrued
     liabilities.........................    1,178,641     1,209,744    1,083,234
    Income taxes.........................       68,892       110,209       31,228
       Total Current Liabilities.........    1,468,135     1,330,052    1,125,826

  Long-Term Debt.........................    2,715,395     2,786,724    2,453,929
  Deferred Income Taxes..................      801,308       804,181      753,338
  Other Liabilities......................      226,492       220,226      222,569
  Shareholders' Equity...................    2,318,826     2,278,244    2,110,164

       Total Liabilities and Shareholders'
        Equity...........................   $7,530,156    $7,419,427   $6,665,826


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          FEDERATED DEPARTMENT STORES, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                      (thousands)
                                                 26 Weeks Ended     26 Weeks Ended
                                                 July 30, 1994      July 31, 1993
Cash flows from operating activities:
  Net income...................................     $  35,994         $  27,008
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............       110,922           101,750
    Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets.......................         9,381             9,381
    Amortization of financing costs............         5,097             5,078
    Amortization of original issue discount....         8,857             8,358
    Amortization of unearned restricted stock..           972             1,663
    Loss on early extinguishment of debt.......             -             3,545
    Changes in assets and liabilities net of
     effects of acquisition of company:
      Decrease in accounts receivable..........        18,388           179,143
      Increase in merchandise inventories......      (125,728)          (60,881)
      Increase in supplies and prepaid
       expenses................................       (11,945)          (11,613)
      (Increase) Decrease in other assets not
       separately identified...................        13,006            (2,968)
      Decrease in accounts payable and accrued
       liabilities not separately identified...       (33,103)          (13,976)
      Decrease in current income taxes.........       (34,414)          (12,991)
      Increase (Decrease) in deferred income
       taxes...................................          (242)            7,678
      Increase in other liabilities............         2,816             1,052
        Net cash provided by operating
         activities............................             1           242,227

Cash flows from investing activities:
  Purchase of property and equipment...........      (106,839)          (74,985)
  Disposition of property and equipment........         1,442                25
  Acquisition of company, net of cash acquired.       (75,846)                -
        Net cash used by investing
          activities...........................      (181,243)          (74,960)

Cash flows from financing activities:
  Debt issued..................................       109,950                 -
  Financing costs..............................        (2,258)             (373)
  Debt repaid..................................       (21,178)         (372,230)
  Decrease in outstanding checks...............       (33,181)           (6,079)
  Acquisition of treasury stock................          (331)             (175)
  Issuance of common stock.....................         3,947             6,688
        Net cash provided (used) by financing
         activities............................        56,949          (372,169)


                                                                     (Continued)

                          FEDERATED DEPARTMENT STORES, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                      (thousands)
                                                 26 Weeks Ended     26 Weeks Ended
                                                 July 30, 1994      July 31, 1993
Net decrease in cash..........................       (124,293)          (204,902)
Cash at beginning of period...................        222,428            566,984

Cash at end of period.........................     $   98,135         $  362,082


Supplemental cash flow information:
 Interest paid................................     $  102,283         $ 102,894
 Interest received............................         22,529            23,982
 Income taxes paid (net of refunds received)..         66,257            32,068
 Schedule of noncash investing and financing
  activities:
   Capital lease obligations for new store
     fixtures.................................          1,545               626
   Property and equipment transferred to other
     assets...................................          4,922             1,853
   Debt assumed in acquisition of company.....         40,000                 -

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

     Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 26 weeks ended July 30, 1994 and July 31, 1993 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

     The Consolidated Financial Statements for the 13 and 26 weeks ended July 30, 1994 and July 31, 1993, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

2.   Acquisition of Company

     On May 26, 1994, the Company purchased Joseph Horne Co., Inc. ("Horne's"), a department store retailer operating ten stores in Pittsburgh and Erie, Pennsylvania for approximately $116.0 million including the assumption of $40.0 million of mortgage debt and transaction costs. The acquisition is being accounted for under the purchase method of accounting and the purchase price approximates the estimated fair value of the assets and liabilities acquired. Results of operations for the stores acquired are included in the consolidated financial statements from the date of acquisition.

3.   Unusual Item

     The unusual item during the 13 weeks ended July 30, 1994 represents a one-time charge for the integration of the facilities, and the merchandising and operating functions, of the ten Horne's department stores into the Lazarus department store division.

4.   Extraordinary Item

     The extraodinary item during the 26 weeks ended July 31, 1993 represents costs of $3.5 million, net of income tax benefit of $2.3 million, associated with the prepayment of the entire $355.0 million outstanding principal amount of the Company's Series B Secured Notes.

                       FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Results of Operations

     Comparison of the 13 Weeks Ended July 30, 1994 and July 31, 1993

     For purposes of the following discussion, all references to "second quarter of 1994" and "second quarter of 1993" are to the Company's 13-week fiscal periods ended July 30, 1994 and July 31, 1993, respectively.

     Net sales for the second quarter of 1994 were $1,596.1 million compared to $1,502.3 million for the second quarter of 1993, an increase of 6.2%. Net sales for the second quarter of 1994 reflect the acquisition of the ten stores of Joseph Horne Co., Inc. of Pittsburgh ("Horne's") on May 26, 1994. On a comparable store basis, net sales increased 2.2%.

     Cost of sales was 61.1% as a percent of net sales for the second quarter of 1994 compared to 60.1% for the second quarter of 1993. The increase reflects additional markdowns taken to offer increased value to the customer and to keep inventory assortments fresh and fashion current. Cost of sales includes charges of $0.6 million for the second quarter of 1994 compared to $3.7 million in the second quarter of 1993 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 33.5% as a percent of net sales for the second quarter of 1994 compared to 36.0% for the second quarter of 1993. The decrease is primarily due to continued emphasis on controlling expenses, enhanced efficiencies and productivity that are the result of the Company's ongoing investments in retail technology, and increased revenue from credit operations resulting from higher accounts receivable balances this year.

     Net interest expense was $48.7 million for the second quarter of 1994 compared to $40.3 million for the second quarter of 1993. Interest expense for the second quarter of 1994 reflects a full period accrual on the $340.0 million promissory note issued on December 31, 1993 in connection with the purchase of 50% of the claim held by The Prudential Insurance Company of America (the "Prudential Claim") in the chapter 11 reorganization of R.H. Macy & Co., Inc. ("Macy"). Cash interest payments, net of interest received, were $45.7 million for the second quarter of 1994 compared to $41.7 million for the second quarter of 1993.

     The unusual item of $27.0 million, before income taxes, represents a one-time charge associated with the integration of the ten
     Horne's stores into the Lazarus department store division.

     Income tax expense was $6.5 million for the second quarter of 1994. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes principally because of state and local income taxes and permanent differences arising from amortization of reorganization value in excess of amounts allocable to identifiable assets.

                       FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

     Comparison of the 26 Weeks Ended July 30, 1994 and July 31, 1993

     For purposes of the following discussion, all references to "1994" and "1993" are to the Company's 26-week fiscal periods ended July 30, 1994 and July 31, 1993, respectively.

     Net sales for 1994 were $3,249.7 million compared to $3,092.5 million for 1993, an increase of 5.1%. On a comparable store basis, net sales increased 2.2%.

     Cost of sales was 61.0% as a percent of net sales for 1994 compared to 60.0% for 1993. The increase reflects additional markdowns taken to offer increased value to the customer and to keep inventory assortments fresh and fashion current. Cost of sales includes charges of $5.8 million in 1994 compared to $7.6 million in 1993 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 33.2% as a percent of net sales for 1994 compared to 35.4% for 1993. The decrease is primarily due to continued emphasis on controlling expenses, enhanced efficiencies and productivity that are the result of the Company's ongoing investments in retail technology, as well as increased revenue from credit operations resulting from higher accounts receivable balances this year.

     Net interest expense was $94.0 million for 1994 compared to $83.5 million for 1993. Interest expense for 1994 reflects a full period accrual on the $340.0 million promissory note issued on December 31, 1993 in connection with the purchase of 50% of the Prudential Claim in the chapter 11 reorganization of Macy. Interest expense for 1993 reflects a partial period accrual for the $355.0 million of Series B Secured Notes which were prepaid on March 8, 1993.
     Cash interest payments, net of interest received, were $79.8 million for 1994 compared to $78.9 million for 1993.

     Income tax expense was $32.3 million for 1994. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary item principally because of state and local income taxes and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

     The extraordinary item for 1993, $3.5 million after taxes, represents the costs associated with the prepayment of debt.

     Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash from operations, cash on hand and certain credit facilities that are available to it.

     Net cash provided by operating activities in 1994 decreased $242.2 million from 1993. Two primary factors contributed to this decrease, including higher accounts receivable balances this year generated by increases in proprietary credit sales and a Company policy change to lower the minimum

                       FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


     monthly payment requirements; and, increases in inventories to enhance merchandise offerings for accelerated sales growth. The increase in accounts receivable balances was partially funded by increased short-term borrowings associated with the receivables.

     Net cash provided by the Company for all financing activities was $56.9 million for 1994, and net cash used in investing activities was $181.2 million. During the first half of 1994, the Company opened three new stores, reopened a hurricane-damaged store and closed one store. On May 26, 1994, the Company purchased Joseph Horne Co., Inc., a department store retailer operating ten stores in Pittsburgh and Erie, Pennsylvania for approximately $116.0 million including the assumption of $40.0 million of mortgage debt and transaction costs. The acquisition is being accounted for under the purchase method of accounting. The Company plans to open six new stores in the second half of the year.

     On July 29, 1994, the Company and Macy filed a Joint Plan of Reorganization for Macy and Certain of Its Subsidiaries (as subsequently amended, the "Macy's POR") in the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court"). As contemplated by the Macy's POR, the Company and Macy entered into an Agreement and Plan of Merger, dated as of August 16, 1994 (the "Merger Agreement"), providing for the merger of the Company and Macy (the "Merger") into a single department store operation.

     The Macy's POR provides for distributions to Macy's creditors totaling approximately $4.1 billion in assumed value of cash, debt, common stock and warrants in the new merged company, which will retain the name "Federated Department Stores, Inc."

     The Macy's POR and the Merger Agreement are filed herewith as Exhibits 99.1 and 10.1, respectively, and are incorporated herein by this reference. Additional information concerning the Macy's POR and the proposed Merger is contained in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 1, 1994; however, such information is subject to change without notice and should not be relied upon as being accurate as of any date after September 1, 1994. The effectiveness of the Macy's POR and the obligations of the Company and Macy to consummate the Merger are subject to various approvals and to the satisfaction or waiver of various conditions. There can be no assurance that such approvals will be obtained, that such conditions will be satisfied, that the Macy's POR will become effective, or that the Merger will be consummated.

     Management believes the department store segment will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store assets and companies.

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

                        FEDERATED DEPARTMENT STORES, INC.

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          Litigation with Internal Revenue Service. As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, in connection with the chapter 11 proceedings (the "Reorganization Proceedings") of the Company, Allied Stores Corporation and substantially all of their subsidiaries (the "Federated/Allied Companies") filed in the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") on January 15, 1990 and the reorganization proceedings of Federated Stores, Inc., the former indirect parent of the Company ("FSI"), the Internal Revenue Service (the "IRS") audited the tax returns of FSI and the Federated/Allied Companies for tax years 1984 through 1989 and asserted certain claims against the Federated/Allied Companies and other members of the FSI consolidated tax group. The issues raised by the IRS audit were resolved by agreement with the IRS in the Reorganization Proceedings except for two issues involving the use by the Federated/Allied Companies of an aggregate of $27.0 million of net operating and capital loss carryforwards of an acquired company (the "NOL Issue") and the deductibility of approximately $176.3 million of so-called "break-up fees" (the "Break-Up Fee Issue"). The NOL Issue and the Break-Up Fee Issue were litigated before the Bankruptcy Court and resolved in favor of the Federated/Allied Companies; however, on January 21, 1992, the IRS filed a notice of appeal of the Bankruptcy Court's determination of these issues to the United States District Court for the Southern District of Ohio (the "District Court"). On August 2, 1994, the District Court affirmed the decisions of the Bankruptcy Court with respect to both the NOL Issue and the Break-Up Fee Issue. The IRS has until October 3, 1994 to appeal the decision of the District Court. While there can be no assurance with respect thereto, management does not expect that, in the event of such an appeal, the ultimate resolution of the NOL Issue and/or the Break-Up Fee Issue would have a material adverse effect on the Company's financial position.

          Antitrust Matters Relating to the Proposed Merger.  On August
          19, 1994, the Federal Trade Commission (the "FTC") notified the Company and Macy that it had granted early termination of the waiting period applicable to the proposed Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
          On August 23, 1994, the Company and Macy were advised that the Office of the Attorney General for the State of New York intended to commence litigation challenging the proposed Merger absent a mutually satisfactory settlement of the matter. Discussions between the Company, Macy and the Attorney General's office are continuing. The Company believes that the proposed Merger does not violate any federal or state antitrust or other law. The Company has not been notified by the Attorneys General of any other potentially affected states that they are investigating, or intend to investigate, the proposed Merger.

                       FEDERATED DEPARTMENT STORES, INC.

                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)   Statement re computation of per       --
                 share earnings.

          (10.1) Agreement and Plan of Merger          --
                 Between R.H. Macy & Co., Inc.
                 ("Macy") and the Company
                 dated as of August 16, 1994

          (99.1) Amended Joint Plan of                 Exhibit I to the
                 Reorganization for Macy and           Disclosure Statement
                 Certain of Its Subsidiaries           filed as Exhibit 28.1
                                                       to the Company's
                                                       Current Report on
                                                       Form 8-K dated
                                                       September 1, 1994




     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 30, 1994.

                       FEDERATED DEPARTMENT STORES, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                           FEDERATED DEPARTMENT STORES, INC.



Date  September 13, 1994                 /s/ Dennis J. Broderick
                                                  Dennis J. Broderick
                                      Senior Vice President and General Counsel



                                         /s/ John E. Brown
                                                    John E. Brown
                                        Senior Vice President and Controller
                                           (Principal Accounting Officer)