Form 10-Q
period 1994-10-29
FEDERATED DEPARTMENT STORES INC
filed 1994-12-13
CIK 34945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended October 29, 1994.





                         FEDERATED DEPARTMENT STORES, INC.
                                  1440 Broadway
                             New York, New York 10018
                             Telephone: (212) 840-1440




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

126,616,649 shares of the registrant's Common Stock, $.01 par value, were outstanding as of November 26, 1994.

                          PART I -- FINANCIAL INFORMATION

                        FEDERATED DEPARTMENT STORES, INC.

                      Consolidated Statements of Operations
                                    (Unaudited)

                       (thousands, except per share figures)
                                    13 Weeks Ended             39 Weeks Ended
                               October 29,  October 30,  October 29,  October 30,
                                  1994         1993         1994         1993
<s  >
Net Sales, including leased
  department sales...........  $1,926,811   $1,789,315   $5,176,542   $4,881,862

Cost of sales................   1,185,926    1,081,727    3,169,401    2,937,184

Selling, general and
 administrative expenses.....     611,563      604,581    1,688,442    1,700,380

Unusual item.................           -            -       27,005            -

Operating Income.............     129,322      103,007      291,694      244,298

Interest expense.............     (61,897)     (52,708)    (177,578)    (161,159)

Interest income..............      10,911       12,716       32,555       37,626

Income Before Income Taxes
 and Extraordinary Item......      78,336      63,015       146,671      120,765

Federal, state and local
 income tax expense..........     (33,993)     (42,733)     (66,334)     (69,930)

Income Before Extraordinary
 Item........................      44,343       20,282       80,337       50,835

Extraordinary item...........           -            -            -       (3,545)

Net Income...................  $   44,343   $   20,282   $   80,337   $   47,290

Earnings per Share:
 Income before extraordinary
   item......................  $      .35   $      .16   $      .63   $      .40
 Extraordinary item..........           -            -            -         (.03)
   Net Income................  $      .35   $      .16   $      .63   $      .37


Average Number of Shares
 Outstanding.................     126,600      126,311      126,545      126,278


The accompanying notes are an integral part of these unaudited Consolidated
Financial Statements.

                          FEDERATED DEPARTMENT STORES, INC.

                            Consolidated Balance Sheets
                                    (Unaudited)

                                    (thousands)


<CAPTION
                                          October 29,   January 29,   October 30,
                                             1994          1994           1993
ASSETS:
  Current Assets:
    Cash..............................    $  125,924    $  222,428    $  336,974
    Accounts receivable...............     1,986,023     1,758,935     1,537,982
    Merchandise inventories...........     1,730,602     1,180,844     1,534,687
    Supplies and prepaid expenses.....        52,121        46,660        52,383
    Deferred income tax assets........        83,182        88,754        81,109
       Total Current Assets...........     3,977,852     3,297,621     3,543,135

  Property and Equipment - net........     2,663,954     2,576,884     2,473,659
  Reorganization Value in Excess of
   Amounts Allocable to Identifiable
   Assets - net.......................       323,648       337,720       342,410
  Notes Receivable....................       408,141       408,818       406,581
  Other Assets........................       795,710       798,384       365,422

       Total Assets...................    $8,169,305    $7,419,427    $7,131,207


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current Liabilities:
    Short-term debt...................    $  441,621    $   10,099    $   97,878
    Accounts payable and accrued
     liabilities......................     1,512,227     1,209,744     1,403,458
    Income taxes......................        95,968       110,209        47,375
       Total Current Liabilities......     2,049,816     1,330,052     1,548,711

  Long-Term Debt......................     2,723,777     2,786,724     2,459,043
  Deferred Income Taxes...............       802,346       804,181       771,820
  Other Liabilities...................       228,845       220,226       220,323
  Shareholders' Equity................     2,364,521     2,278,244     2,131,310

       Total Liabilities and
        Shareholders' Equity..........    $8,169,305    $7,419,427    $7,131,207


The accompanying notes are an integral part of these unaudited Consolidated
Financial Statements.

                           FEDERATED DEPARTMENT STORES, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)
                                      (thousands)
                                                39 Weeks Ended      39 Weeks Ended
                                               October 29, 1994    October 30, 1993
Cash flows from operating activities:
  Net income..................................    $  80,337           $  47,290
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............      169,701             154,298
    Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets......................       14,072              14,072
    Amortization of financing costs...........        8,052               7,618
    Amortization of original issue discount...       13,352              12,598
    Amortization of unearned restricted stock.        1,554               2,392
    Loss on early extinguishment of debt......            -               3,545
    Changes in assets and liabilities, net of
     effects of acquisition of company:
      (Increase) Decrease in accounts
        receivable............................     (175,861)              5,852
      Increase in merchandise inventories.....     (514,834)           (385,753)
      Increase in supplies and prepaid
        expenses..............................       (3,878)            (12,315)
      Decrease in other assets not separately
        identified............................       12,556               4,010
      Increase in accounts payable and accrued
       liabilities not separately identified..      266,906             281,002
      Increase (Decrease) in current income
       taxes..................................       (7,338)              3,156
      Increase in deferred income taxes.......        3,737              30,201
      Increase (Decrease) in other
       liabilities............................        4,856              (1,194)
        Net cash provided (used) by operating
          activities..........................     (126,788)            166,772

Cash flows from investing activities:
  Purchase of property and equipment..........     (202,683)           (150,721)
  Disposition of property and equipment.......        1,748                 833
  Decrease in notes receivable................            -              14,873
  Acquisition of company, net of cash
    acquired..................................      (75,846)                  -
        Net cash used by investing activities.     (276,781)           (135,015)

Cash flows from financing activities:
  Debt issued.................................      331,007              87,021
  Financing costs.............................       (6,587)               (393)
  Debt repaid.................................      (22,450)           (374,210)
  Increase in outstanding checks..............          709              19,167
  Acquisition of treasury stock...............         (334)               (174)
  Issuance of common stock....................        4,720               6,822
        Net cash provided (used) by financing
          activities..........................      307,065            (261,767)

                                                                   (Continued)

                           FEDERATED DEPARTMENT STORES, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                      (thousands)
                                                39 Weeks Ended      39 Weeks Ended
                                               October 29, 1994    October 30, 1993
Net decrease in cash........................         (96,504)           (230,010)
Cash at beginning of period.................         222,428             566,984

Cash at end of period.......................      $  125,924          $  336,974


Supplemental cash flow information:
 Interest paid..............................      $  144,081          $  136,113
 Interest received..........................          33,470              38,170
 Income taxes paid (net of refunds received)          69,124              36,109
 Schedule of noncash investing and financing
  activities:
   Capital lease obligations for new store
    fixtures................................           6,666               2,973
   Property and equipment transferred to
    other assets............................           6,645               3,155
   Debt assumed in acquisition of company...          40,000                   -



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

     Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 39 weeks ended October 29, 1994 and October 30, 1993 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

     The Consolidated Financial Statements for the 13 and 39 weeks ended October 29, 1994 and October 30, 1993, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

3.   Unusual Item

     The unusual item during the 39 weeks ended October 29, 1994 represents a one-time charge for the integration of the facilities, and the merchandising and operating functions, of the ten Horne's department stores into the Company's Lazarus department store division.

4.   Income Taxes

     The passage on August 10, 1993 of the federal Omnibus Budget Reconciliation Act of 1993 increased the federal income tax statutory rate from 34% to 35%, retroactive to January 1, 1993. Accordingly, income tax expense for the 13 weeks ended October 30, 1993 includes one-time charges totaling $15.0 million for the impact of the rate increase on deferred income taxes and for the retroactive effect of the rate increase.

5.   Extraordinary Item

     The extraordinary item during the 39 weeks ended October 30, 1993 represents costs of $3.5 million, net of income tax benefit of $2.3 million, associated with the prepayment of the entire $355.0 million outstanding principal amount of the Company's Series B Secured Notes.

                         FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Results of Operations

     Comparison of the 13 Weeks Ended October 29, 1994 and October 30, 1993

     For purposes of the following discussion, all references to "third quarter of 1994" and "third quarter of 1993" are to the Company's 13-week fiscal periods ended October 29, 1994 and October 30, 1993, respectively.

     Net sales for the third quarter of 1994 totaled $1,926.8 million, compared to net sales of $1,789.3 million for the third quarter of 1993, an increase of 7.7%. Since October 30, 1993, the Company has opened seven new stores, added ten stores through an acquisition, reopened two hurricane-damaged stores and closed two stores. On a comparable store basis, net sales increased 3.4%.

     Cost of sales was 61.6% as a percent of net sales for the third quarter of 1994 compared to 60.4% for the third quarter of 1993. The increase reflects the impact of offering increased value to the customer and of keeping inventory assortments fresh and fashion-current. Cost of sales includes charges of $3.4 million for the third quarter of 1994 compared to $4.4 million in the third quarter of 1993 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 31.7% as a percent of net sales for the third quarter of 1994 compared to 33.8% for the third quarter of 1993. The decrease is primarily due to continued emphasis on controlling expenses, enhanced efficiencies and productivity that are the result of the Company's ongoing investments in retail technology, and increased revenue from credit operations resulting from higher accounts receivable balances.

     Net interest expense was $51.0 million for the third quarter of 1994 compared to $40.0 million for the third quarter of 1993. The higher interest expense for the third quarter of 1994 is principally due to the increase in long-term debt due to the issuance of a $340.0 million promissory note on December 31, 1993 in connection with the purchase of 50% of the claim held by The Prudential Insurance Company of America (the "Prudential Claim") in the chapter 11 reorganization of R. H. Macy & Co., Inc. ("Macy's") as well as increased short-term borrowings.
     Cash interest payments, net of interest received, were $30.9 million for the third quarter of 1994 compared to $19.0 million for the third quarter of 1993.

     Income tax expense was $34.0 million for the third quarter of 1994. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary item principally because of state and local income taxes and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

                         FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     The passage on August 10, 1993 of the federal Omnibus Budget
     Reconciliation Act of 1993 increased the federal income tax statutory rate from 34.0% to 35.0% retroactive to January 1, 1993. Accordingly, income tax expense of $42.7 million for the third quarter of 1993 includes one-time charges totaling $15.0 million for the impact of the rate increase on deferred income taxes and for the retroactive effect of the rate increase. In addition to these one-time charges, income tax expense also differs from the amount computed by applying the federal income tax statutory rate to income before income taxes and extraordinary item due to the impact of state and local income taxes and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

     Comparison of the 39 Weeks Ended October 29, 1994 and October 30, 1993

     For purposes of the following discussion, all references to "1994" and "1993" are to the Company's 39-week fiscal periods ended October 29, 1994 and October 30, 1993, respectively.

     Net sales for 1994 were $5,176.5 million compared to $4,881.9 million for 1993, an increase of 6.0%. On a comparable store basis, net sales increased 2.7%.

     Cost of sales was 61.3% as a percent of net sales for 1994 compared to 60.2% for 1993. The increase reflects the impact of offering increased value to the customer and of keeping inventory assortments fresh and fashion-current. Cost of sales includes charges of $9.2 million in 1994 compared to $11.9 million in 1993 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 32.6% as a percent of net sales for 1994 compared to 34.8% for 1993. The decrease is primarily due to continued emphasis on controlling expenses, enhanced efficiencies and productivity that are the result of the Company's ongoing investments in retail technology, as well as increased revenue from credit operations resulting from higher accounts receivable balances.

     The unusual item of $27.0 million, before income taxes, represents a one-time charge associated with the integration of the ten Horne's stores into the Company's Lazarus department store division.

     Net interest expense was $145.0 million for 1994 compared to $123.5 million for 1993. Interest expense for 1994 reflects higher short-term borrowings and a full period accrual on the $340.0 million promissory note issued on December 31, 1993 in connection with the purchase of 50% of the Prudential Claim in the chapter 11 reorganization of Macy's. Interest expense for 1993 reflects a partial period accrual for the $355.0 million of Series B Secured Notes which were prepaid on March 8, 1993. Cash interest payments, net of interest received, were $110.6 million for 1994 compared to $97.9 million for 1993.

                         FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


     Income tax expense was $66.3 million for 1994. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary item principally because of state and local income taxes and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

     Income tax expense was $69.9 million for 1993. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary item principally because of the one-time charge of $14.2 million for the impact of the tax rate increase on deferred taxes, state and local income taxes, and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

     The extraordinary item for 1993, $3.5 million after taxes, represents the costs associated with the prepayment of debt.

     Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash from operations, cash on hand and certain credit facilities that are available to it.

     Net cash used by operating activities in 1994 was $126.8 million, a reduction of $293.6 million from the net cash provided by operating activities in 1993 of $166.8 million. The primary factors which contributed to this decrease were higher accounts receivable balances in 1994 generated by increases in proprietary credit sales and a Company policy change to lower its minimum monthly payment requirement, and increased inventories to enhance merchandise offerings for accelerated sales growth. The increase in accounts receivable balances was partially funded by increased short-term borrowings associated with the receivables.

     Net cash provided by the Company for all financing activities was $307.1 million for 1994, and net cash used in investing activities was $276.8 million. During the 39 weeks ended October 29, 1994, the Company opened seven new stores, reopened a hurricane-damaged store and closed two stores. On May 26, 1994, the Company purchased Joseph Horne Co., Inc., a department store retailer operating ten stores in Pittsburgh and Erie, Pennsylvania for approximately $116.0 million including the assumption of $40.0 million of mortgage debt and transaction costs. The acquisition is being accounted for under the purchase method of accounting. The Company plans to open two new stores in the fourth quarter of the year, one of which will be a replacement store.

     On October 13, 1994, the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") approved the disclosure statement relating to the amended Joint Plan of Reorganization for Macy's and certain of its subsidiaries (the "Macy's POR"). As contemplated by the Macy's POR, the Company and Macy's entered into an Agreement and Plan

                        FEDERATED DEPARTMENT STORES, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


     of Merger, dated as of August 16, 1994 (the "Merger Agreement"), providing for the merger of the Company and Macy's (the "Merger") into a single department store operation. The Merger Agreement was approved by the New York Bankruptcy Court on September 9, 1994 and by the Company's shareholders on November 29, 1994 at a special shareholders meeting.

     The Macy's POR provides for distributions to Macy's creditors totaling approximately $4.1 billion in assumed value of cash, debt, common stock and warrants of the new combined company, which will retain the name "Federated Department Stores, Inc."

     Additional information concerning the Macy's POR and the proposed Merger is contained in a Proxy Statement/Prospectus, dated October 21, 1994, filed with the Securities and Exchange Commission as part of a Registration Statement S-4 (Registration No. 33-85480) and mailed to the Company's shareholders in connection with the November 29, 1994 special shareholders meeting; however, such information is subject to change without notice and should not be relied upon as being accurate as of any date after October 21, 1994. The effectiveness of the Macy's POR and the obligations of the Company and Macy's to consummate the Merger are subject to various approvals and to the satisfaction or waiver of various conditions. Although the Company presently expects the Macy's POR to become effective and the Merger to be consummated in December 1994, there can be no assurance with respect thereto.

     Management believes the department store segment will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store assets and companies.

     Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. The effectiveness of the Macy's POR and the consummation of the Merger will result in the establishment of a revised capital structure for the combined company. Other acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Management's objective is to maintain the Company's debt to equity ratio following any transaction at levels determined to be prudent and not to effect any transaction which would adversely affect the long term value of an investment in the Company.

                         FEDERATED DEPARTMENT STORES, INC.

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          The information regarding legal proceedings in the Company's Quarterly Report on Form 10-Q for the period ended July 30, 1994 covers events known to the Company and occurring prior to September 7, 1994. The following is a general description of certain developments in the legal proceedings known to the Company subsequent to that date and prior to December 9, 1994.

          Resolution of Litigation with Internal Revenue Service. In connection with the chapter 11 proceedings (the "Reorganization Proceedings") of the Company, Allied Stores Corporation and substantially all of their subsidiaries (the "Federated/Allied Companies") filed in the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") on January 15, 1990 and the reorganization proceedings of Federated Stores, Inc., the former indirect parent of the Company ("FSI"), the Internal Revenue Service (the "IRS") audited the tax returns of FSI and the Federated/Allied Companies for tax years 1984 through 1989 and asserted certain claims against the Federated/Allied Companies and other members of the FSI consolidated tax group. The issues raised by the IRS audit were resolved by agreement with the IRS in the Reorganization Proceedings except for two issues involving the use by the Federated/Allied Companies of an aggregate of $27.0 million of net operating and capital loss carryforwards of an acquired company (the "NOL Issue") and the deductibility of approximately $176.3 million of so-called "break-up fees" (the "Break-Up Fee Issue"). The NOL Issue and the Break-Up Fee Issue were litigated before the Bankruptcy Court and resolved in favor of the Federated/Allied Companies. The IRS pursued appeals on both issues and, on August 2, 1994, the United States District Court for the Southern District of Ohio (the "Ohio District Court") affirmed the decisions of the Bankruptcy Court with respect to both the NOL Issue and the Break-Up Fee Issue. On September 30, 1994, the IRS filed a notice of appeal from the decision of the Ohio District Court. Management does not expect that the resolution of the these issues will have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance with respect thereto.

          Merger with R.H. Macy & Co., Inc.

          On October 13, 1994, the New York Bankruptcy Court entered an order (the "Order") establishing procedures for the solicitation approving the Macy's POR, scheduling a hearing on confirmation of the Macy's POR for December 8, 1994 and approving notice procedures relating thereto and approving, with minor technical amendments, the disclosure statement pursuant to section 1125 of the Bankruptcy Code for the Macy's POR (the "Disclosure Statement"). On October 21, 1994 the Company and Macy's filed a Disclosure Statement which reflected the amendments required by the New York Bankruptcy Court in the Order. On December 8, 1994 the New York Bankruptcy Court entered an order confirming the Macy's POR.

                         FEDERATED DEPARTMENT STORES, INC.

          Antitrust Matters. On August 19, 1994, the Federal Trade Commission (the "FTC") notified the Company and Macy's that it had granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company and Macy's were also advised by the Office of the Attorney General for the State of New York (the "New York Attorney General") that it was investigating the competitive effects of the Merger. On September 19, 1994, however, the Company and the New York Attorney General entered into an agreement in principle (the "Agreement in Principle") resolving that investigation. On the terms and subject to the conditions set forth in the Agreement in Principle, the Company and the New York Attorney General agreed that: (i) the New York Attorney General would not challenge the Merger; and (ii) the surviving corporation following the Merger would (a) offer for sale and sell six department stores located in the New York City metropolitan area,
          (b) conduct new and small vendor fairs in New York City for a period of five years, (c) continue to maintain an executive office and conduct its existing buying operations in New York City for a period of five years, and (d) engage in continued discussions with the New York Attorney General to attempt to resolve issues relating to the use of rights under reciprocal easement agreements relating to properties located in the State of New York. The Company and Macy's have not been identified by the Attorneys General of any other potentially affected states that they are investigating or intend to investigate, the Merger.

          Other Proceedings. The Company and it subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) A special meeting of the Company's shareholders was held on November 29, 1994.

          (b)  The shareholders voted on the following items at the meeting:

               (i) The shareholders approved the Merger Agreement. The votes for approval were 92,777,521, the votes against approval were 1,427,862, the votes abstained were 154,406 and there were no broker non-votes.

               (ii) The shareholders approved the Company's 1995 Executive
                    Equity Incentive Plan. The votes for approval were 71,436,132, the votes against approval were 21,875,464, the votes abstained were 1,048,193 and there were no broker non-votes.

                         FEDERATED DEPARTMENT STORES, INC.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1      Form of Amended and Restated            --
                         Severance Agreement

               10.2      First Amendment to the                  --
                         Executive Deferred Compensation
                         Plan (adopted October 29, 1993)

               10.3      Amendment to the Company's              --
                         Retirement Income and Thrift
                         Incentive Plan (as amended and
                         restated effective as of
                         January 31, 1987 and containing
                         all amendments through December 31,
                         1993)

               10.4      1995 Executive Equity Incentive Plan    Annex D to
                                                                 the Proxy
                                                                 Statement/
                                                                 Prospectus
                                                                 included in
                                                                 Macy's
                                                                 Registra-
                                                                 tion
                                                                 Statement
                                                                 on Form S-4
                                                                 (Registra-
                                                                 tion
                                                                 No. 33-85480)

               11        Statement re computation of per         --
                         share earnings

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K was filed by the Company on September 1, 1994.

                         FEDERATED DEPARTMENT STORES, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  December 13, 1994                 /s/ Dennis J. Broderick
                                               Dennis J. Broderick
                                   Senior Vice President, General Counsel
                                                and Secretary



                                        /s/ John E. Brown
                                                 John E. Brown
                                     Senior Vice President and Controller
                                        (Principal Accounting Officer)